Form 10-Q
period 1995-09-30
FRANKLIN SELECT REAL ESTATE INCOME FUND
filed 1995-11-14
CIK 845613

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

(Mark One)

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       SEPTEMBER 30, 1995
                              --------------------------------------------------

                                      OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE CHANGE ACT OF 1934

For the transition period from                     TO
                              ---------------------  ---------------------------


Commission file number            1-12708
                      ----------------------------------------------------------


                    FRANKLIN SELECT REAL ESTATE INCOME FUND
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


     CALIFORNIA                                         94-3095938
--------------------------------------------------------------------------------
 (State or other jurisdiction of incorporation or organization) (I.R.S. Employer Identification No.)


P. O. BOX 7777, SAN MATEO, CALIFORNIA 94403-7777
--------------------------------------------------------------------------------
 (Address of principal executive offices)                     (Zip Code)


Registrant's telephone number, including area code (415) 312-2000



                                      N/A
--------------------------------------------------------------------------------
 Former name, former address and former fiscal year, if changed since last report


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Common Stock Shares Outstanding as of September 30, 1995, Series A:  5,383,297
Common Stock Shares Outstanding as of September 30, 1995, Series B:    185,866



                        PART I - FINANCIAL INFORMATION

                         Item 1. Financial Statements
                   FRANKLIN SELECT REAL ESTATE INCOME FUND
                                BALANCE SHEETS
                   SEPTEMBER 30, 1995 AND DECEMBER 31, 1994 (Dollars in 000's
                  except per share amounts)

                                                         (Unaudited)   (Audited)
                                                                1995        1994
                                    ASSETS
Rental property:
  Land                                                    $ 9,686     $ 9,686
  Buildings and improvements                               33,308      33,243

                                                           42,994      42,929
  Less: accumulated depreciation                            6,584       5,536

                                                           36,410      37,393

Cash and cash equivalents                                   3,182       2,423
Mortgage-backed securities, available for sale              5,372       5,484
Deferred rent receivable                                    1,050       1,022
Other assets                                                  540         582

   Total assets                                           $46,554     $46,904

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Tenants' deposits and other liabilities                   $   330     $   218
Advance rents                                                  14          21
Dividends payable                                             592         592

   Total liabilities                                          936         831

Stockholders' equity:
  Common stock, Series A, without par value. Stated value $10 per share;
    50,000,000 shares authorized; 5,383,297 and 5,383,439 shares issued and outstanding
    in 1995 and 1994                                       48,857      48,858

  Common stock, Series B, without par value. Stated value $10 per share;
    1,000,000 shares authorized; 185,866 shares issued
    and outstanding in 1995 and 1994                        1,859       1,859

  Unrealized loss on mortgage-backed securities             (139)       (417)

  Accumulated dividends in excess of net income           (4,959)     (4,227)

   Total stockholders' equity                              45,618      46,073

   Total liabilities and stockholder's equity             $46,554     $46,904

                         See notes to financial statements.



                         Item 1. Financial Statements
                                 (continued)

                    FRANKLIN SELECT REAL ESTATE INCOME FUND
                           STATEMENTS OF OPERATIONS
        FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 1995 AND 1994
                                 (Unaudited)

                 (Dollars in 000's except per share amounts)


                                                                 1995       1994

Revenue:

  Rent                                                         $1,108     $1,115
  Interest                                                        126         99
  Dividends                                                         2          2

    Total revenue                                               1,236      1,216

Expenses:

  Depreciation and amortization                                   373        370
  Operating                                                       390        414
  Related party                                                   113         90
  Consolidation expense, net                                       66          -
  General and administrative                                       51         80

    Total expenses                                                993        954

Net income                                                     $  243     $  262

Net income per share, based on shares
  outstanding of Series A common stock
  of 5,383,297 and 5,383,767 in 1995 and 1994                   $ .05      $ .05

Dividends per share,  based on shares
  outstanding of Series A common stock
  of 5,383,297 and 5,383,767 in 1995 and 1994                   $ .11      $ .10








                      See notes to financial statements.


                         Item 1. Financial Statements
                                 (continued)

                    FRANKLIN SELECT REAL ESTATE INCOME FUND
                           STATEMENTS OF OPERATIONS
         FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 1995 AND 1994
                                 (Unaudited)

                 (Dollars in 000's except per share amounts)


                                                                1995        1994

Revenue:

  Rent                                                         $3,396     $3,343
  Interest                                                        358        272
  Dividends                                                         5          5

    Total revenue                                               3,759      3,620

Expenses:

  Depreciation and amortization                                 1,119      1,094
  Operating                                                     1,050      1,082
  Related party                                                   336        268
  Consolidation expense, net                                       66          -
  General and administrative                                      144        208
  Loss on sale of mortgage-backed securities                        -         13

    Total expenses                                              2,715      2,665

Net income                                                   $  1,044     $  955

Net income per share, based on shares
  outstanding of Series A common stock
  of 5,383,297 and 5,383,767 in 1995 and 1994                   $ .19      $ .18

Dividends per share,  based on shares
  outstanding of Series A common stock
  of 5,383,297 and 5,383,767 in 1995 and 1994                   $ .33      $ .30









                      See notes to financial statements.


                             Item 1. Financial Statements
                                      (continued)

                        FRANKLIN SELECT REAL ESTATE INCOME FUND
                           STATEMENT OF STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 1995
                                      (Unaudited)

                                  (Dollars in 000's)


                                          Common Stock
                                   Series A           Series B
                                                                                 Excess of
                                                                                Accumulated
                                                                    Unrealized   Dividends
                                                                     Gain/Loss   in Excess
                                                                        on         of Net
                                Shares    Amount   Shares   Amount  Securities     Income      Total
Balance,
 beginning of period           5,383,439  $48,858  185,866   $1,859     $ (417)     $(4,227)   $46,073

Redemption of Series
 A Common Stock                    (142)      (1)        -        -           -            -       (1)

Unrealized gain on
 mortgage-backed securities            -        -        -        -         278            -       278

Net income                             -        -        -        -           -        1,044     1,044

Dividends Declared                     -        -        -        -           -      (1,776)   (1,776)

Balance, end of period         5,383,297  $48,857  185,866   $1,859      $(139)     $(4,959)   $45,618












                      See notes to financial statements.


                         Item 1. Financial Statements
                                 (continued)

                   FRANKLIN SELECT REAL ESTATE INCOME FUND
                           STATEMENTS OF CASH FLOWS
         FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 1995 AND 1994
                                 (Unaudited)

                              (Dollars in 000's)

                                                           1995       1994
Cash flows from operating activities:

Net income                                                $1,044     $  955

Adjustments to reconcile net income
 to net cash provided by operating
 activities:
   Depreciation and amortization                           1,119      1,094
   Increase in deferred rent receivable                     (28)       (26)
   Decrease in Due from Advisor                                -        129
   Increase in other assets                                 (29)          -
   Increase in tenants' deposits and other
     liabilities                                             112         80
   Decrease in advance rents                                 (7)       (23)

                                                          1,167      1,254

Net cash provided by operating activities                  2,211      2,209

Cash flow from investing activities:
Improvements to rental property                             (65)      (104)
   (Increase) decrease in investment in
     mortgage-backed securities                              390      (579)

Net cash provided by (used in) investing activities          325      (683)

Cash flow from financing activities:
   Redemption of Series A common stock                       (1)          -
   Dividends paid                                        (1,776)    (1,076)

Net cash used in financing activities                    (1,777)    (1,076)

Net increase in cash and cash equivalents                    759        450

Cash and cash equivalents, beginning of period             2,423      1,763

Cash and cash equivalents, end of period                  $3,182     $2,213



                      See notes to financial statements.

                   FRANKLIN SELECT REAL ESTATE INCOME FUND
                        NOTES TO FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1995


NOTE 1 - ORGANIZATION

Franklin Select Real Estate Income Fund (the "Company") is a California corporation formed on January 5, 1989 for the purpose of investing in income-producing real property. The Company is a real estate investment trust ("REIT") having elected to qualify as a REIT under the applicable provisions of the Internal Revenue Code since 1989. Under the Internal Revenue Code and applicable state income tax law, a qualified REIT is not subject to income tax if at least 95% of its taxable income is currently distributed to its stockholders and other REIT tests are met. The Company has distributed at least 95% of its taxable income and intends to distribute substantially all of its taxable income in the future. Accordingly, no provision is made for income taxes in these financial statements.

As of September 30, 1995, the Company's real estate portfolio consisted of a 60% undivided interest in the Shores Office Complex, a three-building office complex located in Redwood City, California, and a fee interest in the Data General Building located in Manhattan Beach, California.

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited financial statements contain all adjustments (consisting of normal recurring accruals) which are necessary, in the opinion of management, for a fair presentation. The statements, which do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, should be read in conjunction with the Company's financial statements for the year ended December 31, 1994.

RECLASSIFICATION

Certain amounts in the 1994 financial statements have been reclassified to correspond to the 1995 presentation. These reclassifications did not affect previously reported net income.

NOTE 3 - RELATED PARTY TRANSACTIONS

The Company has an agreement with Franklin Properties, Inc. (The "Advisor") to administer the day-to-day operations of the Company. On October 1, 1994, the Company and the Advisor amended the agreement. Under the terms of the amended agreement, which is renewable annually, the Advisor will receive quarterly an annualized fee equal to .5% of the Company's gross real estate assets, defined generally as the book value of the assets before depreciation. The fee will be reduced to .4% for gross real estate assets exceeding $200 million.

Prior to October 1, 1994, the Advisor received quarterly an annualized fee equal to 1% of invested assets and .4% of mortgage investments. One half of the fee was subordinate to declaring dividends to Series A common stock shareholders totaling at least 7% per annum on their adjusted price per share, as defined.

At September 30, 1995, cash equivalents included $219,000 invested in Franklin Money Fund, an investment company managed by an affiliate of the Advisor. Dividends earned from the Franklin Money Fund totaled $5,000 for the nine month period ended September 30, 1995.




                   FRANKLIN SELECT REAL ESTATE INCOME FUND
                        NOTES TO FINANCIAL STATEMENTS
                            SEPTEMBER 30, 1995


NOTE 3 - RELATED PARTY TRANSACTIONS (Continued)

The agreements between the Company and the Advisor, or affiliates, provide for certain types of compensation and payments including but not limited to the following for those services rendered for the nine month period ended September 30, 1995:

Advisory fee expense, charged to related party expense          $161,000

Reimbursement for data processing, accounting
 and certain other expenses, charged to
 related party expense                                           $22,000

Property management fee, charged to related party expense       $153,000

Leasing commission, capitalized and amortized
 over the term of the related lease                              $39,000

Construction supervision fee, capitalized
 and amortized over the life of the related
 investment or the term of the related lease                      $2,000

NOTE 4 - COMMON STOCK AND INCOME PER SHARE

In connection with the conversion of the Company from a finite-life real estate investment trust to an infinite life real estate investment trust in 1994 (the "Conversion"), the Company issued to the Advisor an exchange right (the "Exchange Right") to exchange its Series B common stock for Series A common stock on a one-for-one basis. The Option is exercisable only when the Series A shares achieve a trading price on the stock exchange equal to or greater than $10.35 per share for at least 20 consecutive trading days. The rate of exchange and the target price will be subject to change under certain circumstances as provided in the Exchange Right Agreement. No dividends may be paid on the Series B shares prior to exercise of the Option. After exercise of the Option, the Advisor, like any other shareholder, will receive dividends on its Series A shares.

Prior to the Conversion, no dividends were ever paid on the Series B common stock. Series A and Series B common stock have the same voting rights. Dividends on Series A common stock are declared at the discretion of the Board of Directors.

NOTE 5 - SUBSEQUENT EVENT

On November 2, 1995 the Board of Directors of the Company and of two other real estate investment trusts that Franklin Properties, Inc. advises, Franklin Real Estate Income Fund ("FREIF") and Franklin Advantage Real Estate Income Fund ("Advantage"), authorized the execution of a Merger Agreement and the filing of a Joint Proxy Statement/Registration Statement with the Securities and Exchange Commission. The Registration Statement was filed on November 13, 1995.

In the proposed merger, the FREIF and/or Advantage would be merged into the Company, which would be renamed Franklin Select Realty Trust. The shares of the Company will be offered to shareholders of the FREIF and Advantage in exchange for their shares on the basis described in the Joint Proxy Statement/Registration Statement. The merger is subject to certain conditions including approval by a majority of the shareholders of the Company, FREIF, and/or Advantage. A special meeting of the shareholders of each REIT will be held to vote on the proposed merger upon the effectiveness of the Registration Statement and the close of the solicitation period.



                        PART I - FINANCIAL INFORMATION

                       Item 2. Management's Discussion
                     and Analysis of Financial Condition
                           AND RESULTS OF OPERATIONS

INTRODUCTION

Management's discussion and analysis of financial condition and results of operations should be read in conjunction with the Financial Statements and Notes thereto.

                            FUNDS FROM OPERATIONS

For the nine months ended September 30,
(Dollars in 000's)                                  1995      1994
Funds Provided By:
  Properties (a)                                  $2,193    $2,113
  Interest and Dividend Income                       363       222
  Company Expenses                                 (393)     (328)
Funds from Operations (b)                         $2,163    $2,062
Reconciliation to Net Income:
  Depreciation and Amortization:
    Buildings and Improvements                     (653)     (652)
    Tenant Improvements                            (395)     (369)
    Leasing Commission Amortization                 (70)      (66)
    Other Amortization                               (1)       (7)
Loss on sale of mortgage-backed securities             -      (13)

Net Income:                                       $1,044    $  955

Dividends Declared                                $1,776    $1,614

      (a)   Property operations are net of property management fees.

      (b) As defined by the National Association of Real Estate Investment Trusts, the Company believes that funds from operations is an appropriate supplemental measure of operating performance. However, funds from operations should not be considered as a substitute for net income as an indicator of the Company's operating performance, or for cash flows as a measure of liquidity.

RESULTS OF OPERATIONS

COMPARISON OF THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 1995 AND 1994

Net income for the nine month period ended September 30, 1995 increased $89,000, or 9%, compared to 1994 due to the following factors: an increase in rental revenue of $53,000; an increase in interest and dividends of $86,000; an increase in depreciation and amortization of $25,000; a decrease in operating expenses of $32,000; an increase in related party expenses of $68,000; an increase in consolidation expense of $66,000; a decrease in general and administrative expense of $64,000 and a decrease in loss on sale of mortgage-backed securities of $13,000. Explanations of the material changes are as follows:


                        PART I - FINANCIAL INFORMATION

                       Item 2. Management's Discussion
                     and Analysis of Financial Condition
                             AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (Continued)

Rental revenue for the nine month period ended September 30, 1995 increased $53,000, or 2%, primarily due to increased rental revenue at the Shores Office Complex, as a result of an increase in average occupancy and rental rates. The average occupancy rate at the Shores Office Complex during the nine month periods ended September 30, 1995 and 1994 was 98% and 91%, respectively. The occupancy rate at the Data General Building was 100% for both periods.

Interest and dividend income for the nine month period ended September 30, 1995 increased $86,000, or 31%, due to higher yields realized on investments in mortgage-backed securities.

Total expenses for the nine month period ended September 30, 1995, increased by $50,000, or 2%, from $2,665,000 in 1994 to $2,715,000. The increase in total expenses is attributable to the following factors: an increase in depreciation and amortization of $25,000, or 2%; a decrease in operating expenses of $32,000, or 3%; an increase in related party expenses of $68,000, or 25%; an increase in consolidation expense of $66,000, or 100%; a decrease in general and administrative expense of $64,000, or 31%; and a decrease in loss on sale of mortgage-backed securities of $13,000.

Depreciation and amortization increased $25,000 for the nine month period ended September 30, 1995, reflecting tenant improvement costs at the Shores Office Complex related to new leases commencing in late 1994.

Operating expenses for the nine month period ended September 30, 1995 decreased $32,000, primarily due to a decrease in property tax expense at the Data General Building.

Related party expense for the nine month period ended September 30, 1995 increased $68,000, primarily due to an increase in advisory fees.

Consolidation expense for the nine month period ended September 30, 1995 of $66,000 relates to the proposed consolidation.

General and administrative expense for the nine month period ended September 30, 1995 decreased $64,000 due to non-recurring costs associated with listing the Company's stock on the American Stock Exchange in January 1994.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal source of capital for the acquisition and major renovation of properties has been the proceeds from the initial public offering of its stock. The Company's funds from operations have been its principal source of capital for minor property improvements, leasing costs and the payment of quarterly dividends. At September 30, 1995, the Company's cash reserves, including mortgage-backed securities, aggregated $8,554,000.

The Company is currently examining the possibility of raising additional capital through arranging debt financing on its existing portfolio. Any capital raised in this manner would be used to acquire additional properties and for other corporate purposes.


                        PART I - FINANCIAL INFORMATION

                       Item 2. Management's Discussion
                     and Analysis of Financial Condition
                             AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES (Continued)

As of September 30, 1995, the Company had no formal borrowing arrangements with a bank and has no long-term debt. Each of the Company's properties is owned free and clear of mortgage indebtedness.

Management continues to evaluate other properties for acquisition by the Company. In the short-term and in the long term, management believes that the Company's current sources of capital will continue to be adequate to meet both its operating requirements and the payment of dividends.

IMPACT OF INFLATION
The Company's management believes that inflation may have a positive effect on the Company's property portfolio, but this effect generally will not be fully realized until such properties are sold or exchanged. The Company's policy of negotiating leases which incorporate operating expense "pass-through" provisions is intended to protect the Company against increased operating costs resulting from inflation.

DIVIDENDS
Dividends are declared quarterly at the discretion of the Board of Directors. The Company's present dividend policy is to at least annually evaluate the current dividend rate in light of anticipated tenant turnover over the next two or three years, the estimated level of associated improvements and leasing commissions, planned capital expenditures, any debt service requirements and the Company's other working capital requirements. After balancing these considerations, and considering the Company's earnings and cash flow, the level of its liquid reserves and other relevant factors, the Company seeks to establish a dividend rate which:

       i)   provides  a  stable   dividend  which  is  sustainable
           despite  short  term   fluctuations  in  property  cash
           flows;
       ii) maximizes the amount of funds from operations paid out as dividends consistent with the above listed objective; and
       iii)complies with the Internal Revenue Code requirement that a REIT annually pay out as dividends not less than 95% of its taxable income.

During the nine-month period ended September 30, 1995, the Company declared dividends totaling $1,776,000.

On November 2, 1995 the Board of Directors of the Company and of two other real estate investment trusts that Franklin Properties, Inc. advises, Franklin Real Estate Income Fund ("FREIF") and Franklin Advantage Real Estate Income Fund ("Advantage"), authorized the execution of a Merger Agreement and the filing of a Joint Proxy Statement/Registration Statement with the Securities and Exchange Commission. The Registration Statement was filed on November 13, 1995.

In the proposed merger, the FREIF and/or Advantage would be merged into the Company, which would be renamed Franklin Select Realty Trust. The shares of the Company will be offered to shareholders of the FREIF and Advantage in exchange for their shares on the basis described in the Joint Proxy Statement/Registration Statement. The merger is subject to certain conditions including approval by a majority of the shareholders of the Company, FREIF, and/or Advantage. A special meeting of the shareholders of each REIT will be held to vote on the proposed merger upon the effectiveness of the Registration Statement and the close of the solicitation period.


                         PART II - OTHER INFORMATION

                   ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


(a)   Not applicable

(b)   Reports on Form 8-K

      No reports on Form 8-K were filed by the Registrant during the quarter ended September 30, 1995.







                                  SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    FRANKLIN SELECT REAL ESTATE INCOME FUND



                                    By:    /S/ DAVID P. GOSS
                                               David P. Goss
                                      Chief Executive Officer


                                    Date:  NOVEMBER 10, 1995