Form 10-K/A
period 1994-12-31
FRANKLIN SELECT REAL ESTATE INCOME FUND
filed 1996-01-12
CIK 845613

FORM 10-K/A
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
    For the fiscal year ended December 31, 1994. Commission File No. 0-12708


                     FRANKLIN SELECT REAL ESTATE INCOME FUND
               (Exact Name of Company as Specified in its Charter)

California                                    94-3095938
----------------------------------- -------------------------------------------
(State or other jurisdiction or       (I.R.S. Employer Identification number)
incorporation or organization)

P.O. Box 7777, San Mateo, CA 94403-7777       (415) 312-2000
----------------------------------- -------------------------------------------
(Address of principal and executive Office)Company's telephone number, including
                                              Area Code


Securities registered pursuant to Section 12(b) of Act:*

Title of each class                   Name of each exchange on which registered

Common Stock Series A                 American Stock Exchange
----------------------------------- -------------------------------------------

Securities registered pursuant to Section 12(g) of the Act:


                                             None


*On January 14, 1994, the Company registered and listed its Series A common stock on the American Stock Exchange.

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 12 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

At January 31, 1995, 5,365,623 shares of the Company's Series A common stock were held by non-affiliates of the Company. The aggregate market value of the voting stock held by non-affiliates of the Company, based upon the closing price of $4.00 as of January 31, 1995, is $21,462,492.

Indicate the number of shares outstanding of each of the issuer's classes of common stock at December 31, 1994: 5,383,439 shares of Series A common stock and 185,866 shares of Series B common stock.

Documents Incorporated by Reference - Portions of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1994, and Proxy Statement for use in connection with its Annual Meeting of Shareholders to be held on June 13, 1995, are incorporated by reference in Parts I, II, III and IV.


Item 2.

F R A N K L I N  S E L E C T  R E A L  E S T A T E  I N C O M E  F U N D

R E A L  E S T A T E  P O R T F O L I O

As of December 31, 1994, the Company had made two real estate investments. In September, 1989, the Company acquired a 60% undivided interest in the Shores Office Complex located in Redwood City, California, and in December, 1989, the Company acquired the Data General Building located in Manhattan Beach, California. An affiliated real estate investment trust, Franklin Real Estate Income Fund, owns the remaining 40% interest in the Shores.

The Company's properties are not generally subject to any mortgage, lien or other encumbrance. The Company currently carries earthquake insurance coverage for its properties and intends to continue to carry earthquake coverage to the extent that it is available at economically reasonable rates. However, the Company's earthquake insurance coverage may, from time to time, be subject to substantial deductibles.

PORTFOLIO SUMMARY
At December 31, 1994, the Company's properties contained a total of 29 leases. The following schedule lists the portfolio's lease expiration dates and the related annual base rental income as of December 31, 1994.
                                      LEASE EXPIRATIONS

--------------------------------------------------------------------------------
       No. of                     Current              % of
       Leases  Total               Annual             Current
Year  Expiring  sq. Ft.1        Base Rent 1          Annual Rent
--------------------------------------------------------------------------------

 1995   7    10,869             $ 231,000              6%
 1996   5    16,517               316,000              8%
 1997   3    50,981               926,000             24%
 1998   5    13,858               289,000              7%
 1999   5    71,396             1,446,000             37%
 2000   2    11,399               239,000              6%
 2008   1    22,400               301,000              8%
 2012   1    3,600                148,000              4%
--------------------------------------------------------------------------------
---------------
1  Total Square Feet and Annual Base Rent reflect the Company's 60% interest in
 The Shores.

SIGNIFICANT TENANTS
Two of the Company's tenants provide 10% or more of the Company's total revenues. Both tenants are located at the Data General Building.

------------------- ------------ -------------- -------------- ---------------
                                  Annualized    % of Current
                       Total       Base Rent     Annual Base       Lease
Principal Business    Sq. Ft.     at 12/31/94       Rent         Expiration
------------------- ------------ -------------- -------------- ---------------

Credit Union          48,123       $872,000          22%             11/30/97
Computer
Manufacturer          47,920       $974,000          25%              1/31/99
------------------- ------------ -------------- -------------- ---------------



R E A L  E S T A T E  P O R T F O L I O

The credit union lease gives the tenant the right to cancel the lease on November 15, 1996, if it pays the Company a cancellation penalty of $218,000. Although the tenant has until February 15, 1996, to notify the Company of their intent to cancel the lease, to date, no such notice has been given, and a similar right to cancel the lease in 1995 was not exercised by the tenant. The credit union's main operations occupy a five-story building located adjacent to the Data General Building. The credit union leases their space from the Company on a full-service basis.

The computer manufacturer is subject to a triple-net lease, which requires the tenant to pay their prorata share of real estate taxes, common area expenses and insurance, in addition to base rent. This lease also provides for two consecutive five-year renewal options. The tenant currently subleases approximately 53% of their office space. When their lease expires in 1999, they are unlikely to renew the subleased space. However, the Company has provided each of the subtenants with a lease option commencing upon the expiration of their subleases in 1999. Rental rates under the lease options, if exercised, will be set at prevailing market rates in 1999.

The Company's portfolio represents in the aggregate 201,570 rentable square feet. For the years ended December 31, 1992, 1993 and 1994, the following table shows the number of lease agreements that the Company executed, the rentable square feet covered by the agreements, and the amount of tenant improvements and leasing commissions paid by the Company.


                                       LEASING ACTIVITY


------- ---------- ---------- ------------- --------------- -------------- --------------
         No. of                                 Tenant         Leasing
        Leases                    % of       Improvements    Commissions
 Year   Executed    Sq. Ft.    Portfolio         Paid           Paid           Total
------- ---------- ---------- ------------- --------------- -------------- --------------

 1992      12       80,908        40%           $1,456,000       $150,000     $1,606,000
 1993      14       49,427        25%            1,262,000        260,000      1,522,000
 1994      13       38,322        19%              254,000        127,000        381,000

------- ---------- ---------- ------------- --------------- -------------- --------------

The comparatively large amounts of tenant improvements incurred by the Company in 1992 and 1993 were due to the conversion of three floors of the Data General Building from an engineering research use to fully finished offices and a fitness facility. The Company incurred significant one-time costs to demolish the space back to the building shell, and install new improvements including sprinkler systems, demising walls, drop ceilings and complete office finish. Therefore, when the five-year lease covering two of the converted floors expires in November, 1997, management expects that the tenant improvement costs, if any, to renew or replace the tenant will be substantially less per square foot than the costs incurred in 1992 and 1993.

At December 31, 1994, the Company's properties were 100% leased, which compares to 96% leased at the end of 1993. The following tables indicate the occupancy rates for each of the Company's properties and the average annual rental rates of the Company's leases at December 31 of each year.

R E A L  E S T A T E  P O R T F O L I O


                                 OCCUPANCY RATES


               Data         The Shores
Year          General                        Overall
               118,443       83,1271         201,570
               Sq. Ft.       Sq. Ft.

1990           92%              97%              100%
1991           95%              98%              100%
1992           84%              82%               81%
1993           90%              96%              100%
1994           100%             100%             100%

        1   Reflects the Company's 60% interest in the Shores Office Complex.


                             AVERAGE ANNUAL RENTAL RATES/SQ. FT.2

-----------------------------------------


  Year   Data General3         The Shores
-----------------------------------------

  1990       $15.82             $24.20
  1991       $15.90             $24.77
  1992       $15.93             $21.29
  1993       $17.33             $21.94
  1994       $17.24             $21.52
-----------------------------------------
-

---------------

        2. The average annual rental rates represent effective base rental income, as recorded on a GAAP basis for each year, excluding the amortization of lease buy-out payments, if any, divided by the average monthly occupied square feet.

        3 The average annual rental rates at December 31, 1990, and 1991 for Data General represented triple-net leases, while the rates shown for 1992 through 1994 are a combination of triple-net and full-service leases.


THE SHORES OFFICE COMPLEX    OFFICE      138,546 SQ. FT.    REDWOOD SHORES, CA.

On September 1, 1989, the Company purchased a 60% undivided fee interest in the Shores Office Complex (the "Shores"). An affiliated real estate investment trust, Franklin Real Estate Income Fund ("FREIF"), acquired the remaining 40% fee interest as co-owner. This office complex consists of three buildings located at 100 Marine World Parkway, 1 Twin Dolphin Drive and 3 Twin Dolphin Drive, Redwood City, San Mateo County, California. The Company and FREIF acquired the Shores as tenants in common and have entered into a Co-Ownership Agreement which defines their respective rights and obligations with respect to the property.



R E A L  E S T A T E  P O R T F O L I O

Located in the Redwood Shores community of Redwood City, California and near the midpoint of the San Francisco Peninsula approximately 25 miles south of San Francisco, the Shores is part of a 1,465 acre master-planned, mixed-use development. Approximately 250 acres are devoted to commercial development including office buildings, shopping centers, medical buildings, and hotels. The remainder of Redwood Shores comprises residential properties, a 250 acre lagoon, and 200 acres of reserved open space. The area contains other existing and planned buildings which can be considered competitive with the Shores. The Company believes that the average effective rents provided by existing leases at the Shores are at current market rates for comparable space in the Redwood Shores area.

During 1992 and continuing into 1993, the Redwood Shores office market experienced a decline in rental rates, resulting from over-building and the economic recession. These factors had a substantial impact on the Shores' cash flow. The property's operating income declined as leases and renewals were signed at lower rental rates, and while the Company incurred additional costs associated with replacing tenants. However, late in 1993 the market stabilized, and by the end of 1994 the area's vacancy rate had declined to less than 2%. As a result, effective market rental rates increased about 9% during 1994 and rent concessions have substantially ended. The Company believes that the long-term outlook for the Redwood Shores office market remains favorable. There are no competitive buildings currently under construction in the immediate vicinity, and the area continues to attract potential tenants. Rental rates are increasing and, with no speculative construction in progress, management expects this trend to continue in 1995.

DATA GENERAL BUILDING     OFFICE  118,443 SQ. FT.   MANHATTAN BEACH, CA.

In 1989, the Company purchased the Data General Building, a five-story office building located at 1500 Rosecrans Avenue, Manhattan Beach, Los Angeles County, California.

The South Bay office market, which includes Manhattan Beach, stretches from Los Angeles International Airport south along the Pacific Ocean to Long Beach. The South Bay is dominated by aerospace and defense-related companies. Because many of the defense programs these companies are engaged in have been curtailed, their office space requirements have been substantially reduced, causing greater vacancies and lower market rental rates. Based on information from local sources, we believe that these trends will continue into 1995. The Manhattan Beach/El Segundo sub-market, which contains nearly ten million rentable square feet of office space, had a vacancy factor of 20% as of December, 31, 1994, compared to 18% in 1993 and 11% in 1992. However, when recovery begins, we expect that the Data General Building will benefit sooner than many other buildings in the area due to its desirable location in Manhattan Beach. The building's location has helped it maintain full occupancy despite the leasing market's soft condition.

The Company believes that the effective rent provided by the computer manufacturer's lease, which expires in 1999, is greater than current market rates for comparable space in the Manhattan Beach area; the balance of the leases are at current market rates.

---------------

        * All market vacancy and rental rate information for the Shores and Data General markets is based on reports from CB Commercial Real Estate Group.

Item 6.

S E L E C T E D  F I N A N C I A L  I N F O R M A T I O N

         --------------------------------- ------------- ------------ ------------ ------------- -------------
         (Dollars in 000's except per              1994         1993         1992          1991          1990
         share amounts)
         --------------------------------- ------------- ------------ ------------ ------------- -------------

         Total revenue                          $ 4,816      $ 5,012      $ 4,795       $ 5,695       $ 5,585
         Depreciation and amortization
                                                  1,469        1,401          995           901           885
         Property operations expense              1,210        1,352        1,294         1,613         1,464
         Related party expenses                     378          336          417           362           320
         General and
            administrative expenses                 276          215           81            64            91
         Net income                               1,468        1,223        1,507         2,755         2,783
         Total assets                            46,904       47,438       48,898        49,414        50,184

         Per share1:
            Net income                              .27          .23          .28           .51           .59
            Dividends declared                      .41          .40          .45           .66           .72
            Tax status of dividends paid
               Ordinary income                      .34          .04          .45           .52           .57
               Return of capital                    .07          .36            -           .14           .15
         Weighted average
           number of shares of
           Series A common stock
           outstanding                        5,383,727    5,383,767    5,384,219     5,384,358     4,729,711



        1Per weighted average number of shares of Series A common stock outstanding.




Item 7.
M A N A G E M E N T ' S  D I S C U S S I O N  A N D  A N A L Y S I S

INTRODUCTION
Management's discussion and analysis of financial condition and results of operations should be read in conjunction with the Financial Statements and Notes thereto.

RESULTS OF OPERATIONS
COMPARISON OF YEAR ENDED DECEMBER 31, 1994 TO YEAR ENDED DECEMBER 31, 1993

Net income for 1994 increased $245,000, or 20%, compared to 1993 mostly due to non-recurring expenses reported in 1993, related to the proposed consolidation. Property operations were substantially unchanged from 1993 when reported on the accrual basis; however, the Company's cash flow significantly improved in 1994, as reported in the Statement of Cash Flows. Net cash flow from operating activities increased to $3,021,000 in 1994 compared to $1,191,000 in 1993 and $2,606,000 in 1992. The improvement in 1994 reflects the Company's return to a stabilized level of cash flow after two years of operations which were impacted by tenant lease restructurings, free rent provided to new tenants and greater leasing commissions paid by the Company. Accounting standards require that the financial effect of these events be capitalized and amortized over the remaining terms of the leases. Therefore, large differences can arise between cash and accrual results. As the cost of these items is amortized, the opposite effect will occur causing reported rental income to be less than the cash received by the Company.

Rental income decreased $114,000, or 3%, primarily due to a decrease in non-cash revenue recognized at the Data General Building. From 1992 to January, 1994, the Company recognized income related to a fee of $850,000 that the Company received in 1992 from a tenant that terminated their lease before expiration. The fee was recorded as advance rents and amortized over the remaining term of the tenant's lease. The amount of related income reported in the Company's financial statements for 1992, 1993 and 1994 was $268,000, $537,000 and $45,000,
respectively. The fee is now fully amortized. In addition, the non-cash effect of straight-lining rental income for 1992, 1993 and 1994 was to increase or (decrease) reported income by $198,000, $499,000 and ($24,000), respectively. A significant portion of these amounts were caused by free rent periods provided to new tenants in the years indicated. Excluding the effects of lease buy-out amortization, rental income increased approximately $378,000, or 9%, in 1994 primarily due to an increase in the average occupancy rate for the Company's properties to 97% from 87% in 1993. Rental rates were substantially unchanged.

Interest and dividend income decreased $82,000, or 18%, due to lower yields realized on investments in mortgage-backed securities, and to a lower average investment balance during 1994, reflecting the use of cash reserves in 1992 and 1993 for re-tenanting costs at the Data General Building.

Total expenses decreased in 1994 by $441,000, or 12%, from $3,789,000 in 1993 to $3,348,000. The decrease in total expenses is attributable to the following factors: an increase in depreciation and amortization of $68,000, or 5%; a decrease in operating expenses of $142,000, or 11%; an increase in related party expenses of $42,000, or 13%; a decrease in consolidation expense, net, of $450,000, or 99%; an increase in general and administrative expense of $61,000, or 28%; and a decrease in loss on the sale of mortgage-backed securities of $20,000, or 61%.

Depreciation and amortization increased $68,000 in 1994, reflecting tenant improvement costs at the Shores and the Data General Building related to new leases commencing late in 1993 and in 1994.

Operating expenses decreased $142,000, primarily due to a partial refund of prior years' property taxes at the Data General Building totaling $209,000. This benefit was partially offset by an increase in utility costs of $70,000 as a result of an increase in occupancy at the same property.

Related party expense increased $42,000, primarily due to an increase in property management fees which are based on cash receipts.

M A N A G E M E N T ' S  D I S C U S S I O N  A N D  A N A L Y S I S


Consolidation expense decreased $450,000 on a net basis due to the termination of the proposed merger in the fourth quarter of 1993.

General and administrative expense increased $61,000 primarily as a result of an increase in legal and related costs and other nonrecurring costs incurred in connection with listing the Company's stock on the American Stock Exchange and the conversion to an infinite-life REIT of $75,000 and an increase in directors and officers insurance of $13,000. These increases were partially offset by a decrease in accounting and shareholder service costs of $26,000.

Loss on sale of mortgage-backed securities decreased $20,000 reflecting a greater amount of mortgage-backed securities sold in 1993 in order to provide funds for tenant improvements.

COMPARISON OF YEAR ENDED DECEMBER 31, 1993 TO YEAR ENDED DECEMBER 31, 1992

Net income for 1993 decreased $284,000, or 19%, compared to 1992 due to the following factors: an increase in rental revenue of $488,000; a decrease in interest and dividends of $271,000; an increase in depreciation and amortization of $406,000; an increase in operating expenses of $58,000; a decrease in related party expenses of $81,000; a decrease in consolidation expense of $18,000; an increase in general and administrative expense of $134,000; and an increase in loss on the sale of mortgage-backed securities of $2,000.

Rental revenue increased $488,000, or 12%, primarily due to increased rental revenue at the Data General Building, as a result of an increase in average occupancy at the property. The average occupancy rate at the property during 1993 and 1992 was 91% and 79%, respectively. The occupancy rates at December 31, 1993, for the Data General Building and the Shores Office Complex were 100% and 90%, respectively.

Interest and dividend income decreased $271,000, or 37%, due to lower yields realized on investments in mortgage-backed securities, and to a lower average investment balance during 1993, reflecting the use of funds for re-tenanting costs at the Data General Building.

Total expenses increased in 1993 by $501,000, or 15%, from $3,288,000 in 1992 to $3,789,000. The increase in total expenses is attributable to the following factors: an increase in depreciation and amortization of $406,000, or 41%; an increase in operating expenses of $58,000, or 5%; a decrease in related party expenses of $81,000, or 19%; a decrease in consolidation expense, net, of $18,000, or 4%; an increase in general and administrative expense of $134,000, or 165%; and an increase in loss on the sale of mortgage-backed securities of $2,000, or 7%.

Depreciation and amortization increased $406,000 in 1993, reflecting tenant improvement costs at the Data General Building related to new leases commencing late in 1992 and in 1993, covering 60% of the building's rentable space.

Operating expenses increased $58,000, primarily due to increased utility expense at the Data General Building as a result of its improved occupancy.

Related party expense decreased $81,000, primarily due to a decrease in property management fees of $56,000. Property management fees are based on collected rental revenue; therefore, the 1993 fees were impacted by free rent provided to a new tenant at the Data General Building. Also contributing to the decrease in related party expense was the discontinuance of an affiliated transfer agent and registrar for the Company's common stock. As of January 1, 1993, this service was assumed by an unaffiliated company, and the expense is now recorded under general and administrative expense.

Consolidation expense decreased $18,000 on a net basis due to the termination of the proposed merger.

M A N A G E M E N T ' S  D I S C U S S I O N  A N D  A N A L Y S I S

General and administrative expense increased $134,000 primiarly due to the acquisition of directors and officers insurance coverage in 1993 of $78,000, the change in the transfer agent previously discussed of $38,000, nonrecurring costs associated with listing the Company's stock on the American Stock Exchange of $7,000 and accounting services of $14,000.

The Company has entered into an agreement with the Advisor to administer the day-to-day operations of the Company. The agreement was amended on October 1, 1994, as described in Note 2 to the accompanying financial statements. For the years ended December 31, 1994, 1993 and 1992, the Company recorded $148,000, $126,000 and $136,000 respectively of advisory fee expense to the Advisor in accordance with the Advisory Agreement. The Company's properties are managed by Continental Property Management Co., ("CPMC"), an affiliate of the Advisor. For the years ended December 31, 1994, 1993 and 1992, the Company recorded $196,000, $159,000 and $216,000, respectively, of property management fee expense to CPMC in accordance with the Property Management Agreement.

The Company's Board of Directors (including all of its Independent Directors) have determined, after review, that the compensation paid to the Advisor and to CPMC referenced above, as well as the reimbursements made by the Company to the Advisor reflected in Note 2 to the accompanying financial statements, are fair and reasonable to the Company.

LIQUIDITY AND CAPITAL RESOURCES
The Company's principal source of capital for the acquisition and major renovation of properties has been the proceeds from the initial public offering of its stock. The Company's funds from operations have been its principal source of capital for minor property improvements, leasing costs and the payment of quarterly dividends. At December 31, 1994, the Company's cash reserves aggregated $7,907,000. The Company's investment in mortgage-backed securities consists of GNMA FNMA and FMLMC adjustable rate pass-through certificates in which payments of principal and interest are guaranteed by GNMA, FNMA and FMLMC. However, changes in market interest rates may cause the securities market values to fluctuate, which could result in a gain or loss if the securities are sold before maturity.

On September 22, 1994, the shareholders approved a proposal to convert the Company from a finite-life real estate investment trust to an infinite-life real estate investment trust and related changes to the objectives and policies of the Company and in the compensation to the Advisor. As a result of the conversion, the Company will have broader, growth-oriented investment and reinvestment policies than prior to the conversion. The Company is also expected to have greater potential for portfolio growth and diversification due to its ability to acquire additional properties with the proceeds from securities offerings, to issue stock in exchange for properties and to reinvest the net proceeds from the disposition or refinancing of properties (subject to REIT distribution requirements).

The Company is currently examining the possibility of raising additional capital through arranging debt financing on its existing portfolio. Any capital raised in this manner would be used substantially to acquire additional properties.

As of September 30, 1994, the Company had no formal borrowing arrangements with a bank and has no long-term debt. Each of the Company's properties is owned free and clear of mortgage indebtedness.

Management continues to evaluate other properties for acquisition by the Company. In the foreseeable future, management believes that the Company's current sources of capital will continue to be adequate to meet both its operating requirements and the payment of dividends.

The Company currently has two leases that provide 10% or more of its total annual revenue as described under "Real Estate Portfolio - Significant Tenants". The tenants are located at the Data General Building and provide 25% and 22% of the Company's annual base rent under leases that expire in 1999 and 1997, respectively. If one of the tenants decided not to renew, or to default on their lease, management
M A N A G E M E N T ' S  D I S C U S S I O N  A N D  A N A L Y S I S

would determine whether a reduction in the Company's quarterly dividend rate was warranted in light of the Company's dividend policy discussed below, then existing leasing market conditions and other factors deemed relevant by the Board of Directors . In connection with any lease renewal or new leasing, the Company would incur costs for tenant improvements and leasing commissions which would be funded first from operating cash flow and, if necessary, from cash reserves.

Net cash flow provided by operating activities for the years ended December 31, 1994, 1993 and 1992 was $3,021,000, $1,191,000 and $2,606,000, respectively. The primary differences between the periods relate to free rent provided to tenants during 1993, leasing commissions paid 1993, and advance rent received by the Company in 1992, which was amortized as income through January of 1994. These activities are described in greater detail under "Results of Operations" above.

Funds from Operations for the years ended December 31, 1994, 1993 and 1992 were $2,937,000, $2,624,000 and $2,502,000, respectively. The increase from 1992 to
1993 is primarily due to an increase in the average occupancy rate at the Data General Building. The increase from 1993 to 1994 primarily reflects consolidation expenses incurred in 1993, which reduced that year's results. These items are described more fully under "Results of Operations" above. The Company believes that Funds from Operations is helpful in understanding a property portfolio in that such calculation reflects income from operating expense before the impact of certain activities, such as gains and losses from property sales and changes in the accounts receivable and accounts payable. However, it does not measure whether income is sufficient to fund all of the Company's cash needs including principal amortization, capital improvements and distributions to shareholders. Funds from Operations should not be considered an alternative to net income or any other GAAP measurement of performance, as an indicator of the Company's operating performance or as an alternative to cash flows from operating, investing or financing activities as a measure of liquidity. As defined by the National Association of Real Estate Investment Trusts, Funds from Operations is net income (computed in accordance with GAAP), excluding gains or losses from debt restructuring and sales of property, plus depreciation and amortization, and after adjustment for unconsolidated joint ventures.

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

DIVIDENDS
Dividends are declared quarterly at the discretion of the Board of Directors. The Company's present dividend policy is to at least annually evaluate the current dividend rate in light of anticipated tenant turnover over the next two or three years, the estimated level of associated improvements and leasing commissions, planned capital expenditures, any debt service requirements and the Company's other working capital requirements. After balancing these considerations, and considering the Company's earnings and cash flow, the level of its liquid reserves and other relevant factors, the Company seeks to establish a dividend rate which:

         i) provides a stable dividend which is sustainable despite short term fluctuations in property cash flows;
         ii)  maximizes   the  amount  of  cash  flow  paid  out  as   dividends
             consistent with the above listed objective;  and
         iii)complies with the Internal Revenue Code requirement that a REIT annually pay out as dividends not less than 95% of its taxable income.


M A N A G E M E N T ' S  D I S C U S S I O N  A N D  A N A L Y S I S

During the years ended December 31, 1994, and 1993, the Company declared dividends totaling $2,207,000, or $.41 per share, and $2,154,000, or $.40 per share, respectively. Because depreciation is a non-cash expense, cash flow will typically be greater than earnings from operations and net earnings. Therefore, quarterly distributions will consistently be higher than quarterly earnings.





                                           SIGNATURE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     FRANKLIN SELECT REAL ESTATE INCOME FUND
                                     (Company)


Date:   JANUARY 9, 1996                    By:  s/ David P. Goss
     ------------------------
                                           David P. Goss
                                           Chief Executive Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company, and in the capacities and on the dates indicated.



SIGNATURE               TITLE                           DATE


s/David P. Goss         Chief Executive Officer,        January 9, 1996
-----------------------                                 ----------------------
David P. Goss           and Director

s/Lloyd D. Hanford, Jr. Director1                       January 9, 1996
-----------------------                                 ----------------------
Lloyd D. Hanford, Jr.

s/Egon H. Kraus         Director1                       January 9, 1996
-----------------------                                 ----------------------
Egon H. Kraus

s/Lawrence C. Werner    Director1                       January 9, 1996
-----------------------                                 ----------------------
Lawrence C. Werner

s/E. Samuel Wheeler     Director1                       January 9, 1996
-----------------------                                 ----------------------
E. Samuel Wheeler



1 Independent Director