Form 10-Q/A
period 1995-03-31
FRANKLIN SELECT REAL ESTATE INCOME FUND
filed 1996-01-12
CIK 845613

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

(Mark One)

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      MARCH 31, 1995

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE CHANGE ACT OF 1934

For the transition period from                    TO


Commission file number     1-12708


                   FRANKLIN SELECT REAL ESTATE INCOME FUND
               (Exact name of registrant as specified in its charter)


     CALIFORNIA 94-3095938 (State or other jurisdiction of incorporation or organization) (I.R.S. Employer Identification No.)


     P. O. BOX 7777,        SAN MATEO, CALIFORNIA             94403-7777
 (Address of principal executive offices)                     (Zip Code)


Registrant's telephone number, including area code      (415) 312-2000


                                       N/A
Former name, former address and former fiscal year, if changed since last report

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
  Yes   X      No

Common Stock Shares Outstanding as of March 31, 1995, Series A: 5,383,439
Common Stock Shares Outstanding as of March 31, 1995, Series B:   185,866

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

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTH PERIODS ENDED MARCH 31, 1995 AND 1994

Net income for the three month period ended March 31, 1995 increased $42,000, or 11%, compared to 1994 due to the following factors: an increase in rental revenue of $11,000; an increase in interest and dividends of $41,000; an increase in depreciation and amortization of $12,000; a decrease in operating expenses of $18,000; an increase in related party expenses of $24,000; and a decrease in general and administrative expense of $8,000. Explanations of the material changes are as follows:

Rental revenue for the three months period ended March 31, 1995 increased $11,000, or 1%, primarily due to increased rental revenue at the Shores Office Complex, as a result of an increase in average occupancy at the property. The average occupancy rate at the Shores Office Complex during the three month period ended March 31, 1995 and 1994 was 98% and 90%, respectively. The occupancy rate at the Data General Building was 100% for both periods.

Interest and dividend income for the three month period ended March 31, 1995 increased $41,000, or 54%, due to higher yields realized on investments in mortgage-backed securities, and due to a higher average investment balance during 1995

Total expenses for the three month period ended March 31, 1995, increased by $10,000, or 1%, from $816,000 in 1994 to $826,000. The increase in total expenses is attributable to the following factors: an increase in depreciation and amortization of $12,000, or 13%; a decrease in operating expenses of $18,000, or 6%; an increase in related party expenses of $24,000, or 28%; and a decrease in general and administrative expense of $8,000, or 13%.

Depreciation and amortization increased $12,000 for the three month period ended March 31, 1995, reflecting tenant improvement costs at the Shores Office Complex related to new leases commencing late in 1994.

Operating expenses for the three month period ended March 31, 1995 decreased $18,000, primarily due to a decrease in property tax expense at the Data General Building.

Related party expense for the three months period ended March 31, 1995 increased $24,000, primarily due to an increase in advisory fees related to the conversion of the Company to an infinite life REIT on October 1, 1994.

General and administrative expense for the three month period ended March 31, 1995 decreased $8,000 primarily due to a decrease in nonrecurring costs associated with listing the Company's stock on the American Stock Exchange in January, 1994 of $9,000.


                        PART I - FINANCIAL INFORMATION

                       Item 2.  Management's Discussion
                       and Analysis of Financial Condition
                          AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

The Company's principal source of capital for the acquisition and major renovation of properties has been the proceeds from the initial public offering of its stock. The Company's funds from operations have been its principal source of capital for minor property improvements, leasing costs and the payment of quarterly dividends. At March 31, 1995, the Company's cash reserves, including mortgage-backed securities, aggregated $8,265,000.

The Company is currently examining the possibility of raising additional capital through arranging debt financing on its existing portfolio. Any capital raised in this manner would be used to acquire additional properties and for other corporate purposes.

As of March 31, 1995, the Company had no formal borrowing arrangements with a bank and has no long-term debt. Each of the Company's properties is owned free and clear of mortgage indebtedness.

Management continues to evaluate other properties for acquisition by the Company. In the short-term and in the long term, management believes that the Company's current sources of capital will continue to be adequate to meet both its operating requirements and the payment of dividends.

Net cash flow provided by operating activities for the three month period ended March 31, 1995 and 1994 was $809,000 and $629,000, respectively. While $42,000 of the increase can be attributed to an increase in net income, the remainder is substantially due to changes in accounts receivable and accounts payable.

Funds from Operations for the three month period ended March 31, 1995 increased to $793,000 compared it $739,000 for the same period in 1994. The increase of $54,000, or 7%, is primarily due to the improvement in net income as described under "Results of Operations" above. The Company believes that Funds from Operations is helpful in understanding a property portfolio in that such calculation reflects income from operating activities and the properties' ability to support general operating expenses and interest expense before the impact of certain activities, such as gains and losses from property sales and changes in the accounts receivable and accounts payable. However, it does not measure whether income is sufficient to fund all of the Company's cash needs including principal amortization, capital improvements and distributions to shareholders. Funds from Operations should not be considered an alternative to net income or any other GAAP measurement of performance or as an alternative to cash flows from operating, investing, or financing activities as a measure of liquidity. As defined by the National Association of Real Estate Investment Trusts, Funds from Operations is net income ( computed in accordance with GAAP ), excluding gains or losses from debt restructuring and sales of property, plus depreciation and amortization, and after adjustment for unconsolidated joint ventures.







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

DIVIDENDS
Dividends are declared quarterly at the discretion of the Board of Directors. The Company's present dividend policy is to at least annually evaluate the current dividend rate in light of anticipated tenant turnover over the next two or three years, the estimated level of associated improvements and leasing commissions, planned capital expenditures, any debt service requirements and the Company's other working capital requirements. After balancing these considerations, and considering the Company's earnings and cash flow, the level of its liquid reserves and other relevant factors, the Company seeks to establish a dividend rate which:

       i) provides a stable dividend which is sustainable despite short term fluctuations in property cash flows;
       ii) maximizes the amount of cash flow paid out as dividends consistent with the above listed objective; and
       iii) complies with the Internal Revenue Code requirement that a REIT annually pay out as dividends not less than 95% of its taxable income.

During the three-month period ended March 31, 1995, the Company declared dividends totaling $592,000.


                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              FRANKLIN SELECT REAL ESTATE INCOME FUND


                              By: /S/DAVID P. GOSS
                                     David P. Goss
                                     Chief Executive Officer


                              Date:       JANUARY 10, 1996