Form 10-Q/A
period 1995-06-30
FRANKLIN SELECT REAL ESTATE INCOME FUND
filed 1996-01-12
CIK 845613

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

(Mark One)

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       JUNE 30, 1995

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
  Yes   X      No

Common Stock Shares Outstanding as of June 30, 1995, Series A: 5,383,297
Common Stock Shares Outstanding as of June 30, 1995, Series B:   185,866

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

RESULTS OF OPERATIONS

COMPARISON OF THE SIX MONTH PERIODS ENDED JUNE 30, 1995 AND 1994

Net income for the six month period ended June 30, 1995 increased $108,000, or 16%, compared to 1994 due to the following factors: an increase in rental revenue of $60,000; an increase in interest and dividends of $59,000; an increase in depreciation and amortization of $22,000; a decrease in operating expenses of $8,000; an increase in related party expenses of $45,000; a decrease in general and administrative expense of $35,000 and a decrease in loss on sale of mortgage-backed securities of $13,000. Explanations of the material changes are as follows:

Rental revenue for the six months period ended June 30, 1995 increased $60,000, or 3%, primarily due to increased rental revenue at the Shores Office Complex, as a result of an increase in average occupancy and rental rates. The average occupancy rate at the Shores Office Complex during the six month periods ended June 30, 1995 and 1994 was 98% and 93%, respectively. The occupancy rate at the Data General Building was 100% for both periods.

Interest and dividend income for the six month period ended June 30, 1995 increased $59,000, or 34%, due to higher yields realized on investments in mortgage-backed securities.

Total expenses for the six month period ended June 30, 1995, increased by $11,000, or 1%, from $1,711,000 in 1994 to $1,722,000. The increase in total expenses is attributable to the following factors: an increase in depreciation and amortization of $22,000, or 3%; a decrease in operating expenses of $8,000, or 1%; an increase in related party expenses of $45,000, or 25%; a decrease in general and administrative expense of $35,000, or 27%; and a decrease in loss on sale of mortgage-backed securities of $13,000.

Depreciation and amortization increased $22,000 for the six month period ended June 30, 1995, reflecting tenant improvement costs at the Shores Office Complex related to new leases commencing in late 1994.

Operating expenses for the six month period ended June 30, 1995 decreased $8,000, primarily due to a decrease in property tax expense at the Data General Building.

Related party expense for the six months period ended June 30, 1995 increased $45,000, primarily due to an increase in advisory fees related to the conversion of the Company to an infinite life REIT on October 1, 1994.

General and administrative expense for the six month period ended June 30, 1995 decreased $35,000 primarily due to a decrease in nonrecurring costs associated with listing the Company's stock on the American Stock Exchange in January, 1994 of $27,000.

                         PART I - FINANCIAL INFORMATION

                         Item 2. Management's Discussion
                       and Analysis of Financial Condition
                            AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

The Company's principal source of capital for the acquisition and major renovation of properties has been the proceeds from the initial public offering of its stock. The Company's funds from operations have been its principal source of capital for minor property improvements, leasing costs and the payment of quarterly dividends. At June 30, 1995, the Company's cash reserves, including mortgage-backed securities, aggregated $8,348,000.

The Company is currently examining the possibility of raising additional capital through arranging debt financing on its existing portfolio. Any capital raised in this manner would be used to acquire additional properties and for other corporate purposes.

As of June 30, 1995, the Company had no formal borrowing arrangements with a bank and has no long-term debt. Each of the Company's properties is owned free and clear of mortgage indebtedness.

Management continues to evaluate other properties for acquisition by the Company. In the short-term and in the long term, management believes that the Company's current sources of capital will continue to be adequate to meet both its operating requirements and the payment of dividends.

Net cash flow provided by operating activities for the six month period ended June 30, 1995 was $1,439,000 which was substantially unchanged from the same period in 1994. Although net income increased during the period by $108,000, it was substantially offset by increases in accounts receivable and leasing commissions.

Funds from Operations for the three month period ended June 30, 1995 increased $117,000, or 8%, to $1,547,000 compared to the same period in 1994. The increase is primarily due to the improvement in net income as described under "Results of Operations" above. The Company believes that Funds from Operations is helpful in understanding a property portfolio in that such calculation reflects income from operating activities and the properties' ability to support general operating expenses and interest expense before the impact of certain activities, such as gains and losses from property sales and changes in the accounts receivable and accounts payable. However, it does not measure whether income is sufficient to fund all of the Company's cash needs including principal amortization, capital improvements and distributions to shareholders. Funds from Operations should not be considered an alternative to net income or any other GAAP measurement of performance or as an alternative to cash flows from operating, investing, or financing activities as a measure of liquidity. As defined by the National Association of Real Estate Investment Trusts, Funds from Operations is net income ( computed in accordance with GAAP ), excluding gains or losses from debt restructuring and sales of property, plus depreciation and amortization, and after adjustment for unconsolidated joint ventures.







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

During the six-month period ended June 30, 1995, the Company declared dividends totaling $1,184,000.



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


                              Date:       JANUARY 10, 1996