Form 10-Q/A
period 1995-09-30
FRANKLIN SELECT REAL ESTATE INCOME FUND
filed 1996-01-12
CIK 845613

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

(Mark One)

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            SEPTEMBER 30, 1995
                                ----------------------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE CHANGE ACT OF 1934

For the transition period from                    to


Commission file number     1-12708


                     FRANKLIN SELECT REAL ESTATE INCOME FUND
             (Exact name of registrant as specified in its charter)


                  CALIFORNIA                                   94-3095938
(State or other jurisdiction of incorporation or organization)(I.R.S.Employer Identification No.)


        P. O. BOX 7777,  SAN MATEO, CALIFORNIA              94403-7777
 (Address of principal executive offices)                   (Zip Code)


Registrant's telephone number, including area code      (415) 312-2000


                                            N/A
Former name, former address and former fiscal year, if changed since last report

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Common Stock Shares Outstanding as of September 30, 1995, Series A 5,383,439 Common Stock Shares Outstanding as of September 30, 1995, Series B 185,866

                         PART I - FINANCIAL INFORMATION

                         Item 2. Management's Discussion
                       and Analysis of Financial Condition
                            AND RESULTS OF OPERATIONS

INTRODUCTION

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

Related party expense for the nine month period ended September 30, 1995 increased $68,000, primarily due to an increase in advisory fees related to the conversion of the Company to an infinite life REIT on October 1, 1994.




                         PART I - FINANCIAL INFORMATION

                         Item 2. Management's Discussion
                       and Analysis of Financial Condition
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (Continued)

Consolidation expense for the nine month period ended September 30, 1995 of $66,000 relates to the proposed consolidation.

General and administrative expense for the nine month period ended September 30, 1995 decreased $64,000 primarily due to a decrease in nonrecurring costs associated with listing the Company's stock on the American Stock Exchange in January, 1994 of $68,000.

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

Net cash flow provided by operating activities for the nine month period ended September 30, 1995 was $2,211,000 which was substantially unchanged from the same period in 1994.

Funds from Operations for the nine month period ended September 30, 1995 increased $101,000, or 5%, to $2,163,000 compared to the same period in 1994. The increase is primarily due to the improvement in net income as described under "Results of Operations" above. The Company believes that Funds from Operations is helpful in understanding a property portfolio in that such calculation reflects income from operating activities and the properties' ability to support general operating expenses and interest expense before the impact of certain activities, such as gains and losses from property sales and changes in the accounts receivable and accounts payable. However, it does not measure whether income is sufficient to fund all of the Company's cash needs including principal amortization, capital improvements and distributions to shareholders. Funds from Operations should not be considered an alternative to net income or any other GAAP measurement of performance or as an alternative to cash flows from operating, investing, or financing activities as a measure of liquidity. As defined by the National Association of Real Estate Investment Trusts, Funds from Operations is net income ( computed in accordance with GAAP ), excluding gains or losses from debt restructuring and sales of property, plus depreciation and amortization, and after adjustment for unconsolidated joint ventures.

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