Form 10-K
period 1995-12-31
FRANKLIN SELECT REAL ESTATE INCOME FUND
filed 1996-04-01
CIK 845613

FORM 10-K
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 1995. Commission File No. 0-12708


                      FRANKLIN SELECT REAL ESTATE INCOME FUND
                (Exact Name of Company as Specified in its Charter)

California                           94-3095938
- --------------------------------------------------------------------------
(State or other jurisdiction or      (I.R.S. Employer Identification
incorporation or organization)       number)

P.O. Box 7777, San Mateo, CA         (415) 312-2000
94403-7777
- --------------------------------------------------------------------------
(Address of principal and executive  Company's telephone number,
Office)                              including Area Code


Securities registered pursuant to Section 12(b) of Act:

Title of each class                  Name of each exchange on which
                                     registered

Common Stock Series A                American Stock Exchange
- --------------------------------------------------------------------------

Securities registered pursuant to Section 12(g) of the Act:


                                       None


Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 12 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes     X      No

At February 1, 1996, 5,373,478 shares of the Company's Series A common stock were held by non-affiliates of the Company. The aggregate market value of the voting stock held by non-affiliates of the Company, based upon the closing price of $4.625 as of February 1, 1996, is $24,852,336.

Indicate the number of shares outstanding of each of the Company's classes of
common stock at December 31, 1995:   5,383,296 shares of Series A common stock
and 185,866 shares of Series B common stock.

                                    PART I
Item 1. Business

Franklin Select Real Estate Income Fund (the "Company") is a California corporation formed on January 5, 1989, for the purpose of acquiring, managing and holding for investment income-producing real estate assets. The Company is a real estate investment trust ("REIT").

The Company's investment program includes providing shareholders with a professionally managed diversified portfolio of income-producing equity real estate investments in strategic markets which represent the potential for current cash flow and for capital appreciation. The Company has adopted a business strategy which is intended to expand the size and scope and increase the profitability of its current operations. Traditionally, The Company has identified individual properties suitable for acquisition and acquired them for cash. The Company now also intends to acquire property portfolios in exchange for equity. In particular, the Company is seeking to establish strategic relationships with, and acquire property portfolios from, selected real estate operating companies that appear to have competitive advantages within their local market areas. This strategy potentially will allow the Company to increase its asset size, significantly diversify its portfolio and increase its revenues and profitability while reducing its exposure to any single property type or market area. In October 1995, the Company retained Prudential Securities Incorporated as its exclusive financial advisor in connection with the implementation of its portfolio acquisition strategy.

The Company's day-to-day operations are managed by Franklin Properties, Inc. (the "Advisor") under the terms of an advisory agreement which is renewable annually. The Advisor manages the Company subject to the overall approval of the Board of Directors, a majority of whom are independent of the Advisor. The Company does not have any employees. The Company's properties are managed by Continental Property Management Co. ("CPMC"), an affiliate of the Advisor, which performs the leasing, re-leasing and management-related services for the properties. The Advisor is a wholly-owned subsidiary of Franklin Resources, Inc., ("Franklin") whose primary business is the $139 billion Franklin Templeton Group of Funds.

On November 2, 1995 the Boards of Directors of the Company and of two other real estate investment trusts that Franklin Properties, Inc. advises, Franklin Real Estate Income Fund ("FREIF") and Franklin Advantage Real Estate Income Fund ("Advantage"), authorized the execution of a Merger Agreement and the filing of a Joint Proxy Statement/Prospectus with the Securities and Exchange Commission. The Prospectus was filed on November 13, 1995, and became effective on March 14, 1996.

In the proposed merger, FREIF and/or Advantage would be merged into the Company, which would be renamed Franklin Select Realty Trust. The shares of the Company will be offered to shareholders of the FREIF and Advantage in exchange for their shares on the basis described in the Joint Proxy Statement/Prospectus. The merger is subject to certain conditions including approval by a majority of the shareholders of the Company, FREIF, and/or Advantage. A special meeting of the shareholders of each REIT will be held on May 7, 1996, to vote on the proposed merger upon the close of the solicitation period.

The Company is subject to the risks generally associated with the ownership of real property, including the possibility that operating expenses, debt service payments and fixed costs may exceed property revenues; economic conditions may adversely change in the California and the national market; the real estate investment climate may change; local market conditions may change adversely due to general or local economic conditions and neighborhood characteristics; interest rates may fluctuate and the availability, costs and terms of mortgage financing may change; unanticipated maintenance and renovations may arise; changes in real estate tax rates and other operating expenses may arise; governmental rules and fiscal policies may change; natural disasters, including earthquakes, floods or tornadoes may result in losses beyond the coverage of the Company's insurance policies; the financial condition of the tenants of properties may deteriorate; and other factors which are beyond the control of the Company may occur.

Item 1. Business (Continued)

The real estate business is competitive, and the Company is in competition with many other entities engaged in real estate investment activities, many of which have greater assets than the Company. The Company's real estate investments in rental properties are subject to the risk of the Company's inability to attract or retain tenants and a consequent decline in rental income. Furthermore, real estate investments tend to be long-term, and under the REIT provisions of the Internal Revenue Code, might be subject to minimum holding periods to avoid adverse tax consequences; consequently, the Company will have only minimal ability to vary its property portfolio in response to changing economic, financial and investment conditions. To the extent that the Company's rental income is based on a percentage of the gross receipts of retail tenants, its cash flow is dependent on the retail success achieved by such tenants.

The opportunities for sale, and the profitability of any sale, of any particular property by the Company will be subject to the risk of adverse changes in real estate market conditions, which may vary depending upon the size, location and type of each property.

Under various federal, state and local laws, ordinances and regulations, an owner or operator of real property may become liable for the costs of removal or remediation of certain hazardous substances released on or in its property. Such laws often impose such liability without regard to whether the owner or operator knew of, or was responsible for, the release of such hazardous substances, the presence of such substances, or the failure to properly remediate such substances, when released. As part of the investigation of properties prior to acquisition, the Company typically has obtained inspection reports concerning the condition of the property, including specialized environmental inspection reports concerning the presence of hazardous substances on the property. The Company intends to continue this practice.

Such inspection reports, however, do not necessarily reveal all hazardous substances or sources thereof, and substances not considered hazardous when a property is acquired may subsequently be classified as such by amendments to local, state, and federal laws, ordinances, and regulations. If it is ever determined that hazardous substances on or in a Company property must be removed or the release of such substances remediated, the Company could be required to pay all costs of any necessary cleanup work, although under certain circumstances, claims against other responsible parties could be made by the Company. The Company could also experience lost revenues during any such cleanup, or lower lease rates, decreased occupancy or difficulty selling or borrowing against the affected property either prior to or following any such cleanup. The Company is not aware of any hazardous substances on or in its properties except as described below and it has not been notified by any governmental authority of any noncompliance, liability or other claim in connection with the environmental condition of any of its properties.

The Company is aware of the existence of certain hazardous substances at the Data General Building site. The Data General Building is located on property that was formerly part of a site used for storage of crude oil and various refined petroleum products. As a result, methane gas is present in the soil and the groundwater is contaminated throughout the area where the property is located. According to environmental reports prepared at the time the Data General Building was acquired, a vapor ventilation system on the property, which was installed and is maintained and monitored by a prior owner of the property, Chevron Land Development Company, has mitigated any material risk associated with the presence of the methane gas. The Company has not incurred any costs for monitoring and remediating the presence of methane gas or the groundwater contamination at the Data General Building and does not anticipate incurring any cost with regard to such activities in the future. The contamination in the groundwater generally presents a risk only if the groundwater is used as drinking water, which it is not.

Item 1. Business (Continued)

The Company has not received any reports from Federal or state agencies relieving it for future clean-up responsibilities, but Federal and state agencies have investigated these matters and have not, to date, required any clean-up. The Company has no reason to believe at this time that it will be required to take remediation steps in the future, particularly given the geographic scope of the contaminated area. It is therefore difficult to predict what, if any, costs might be incurred by the Company should the position of the Federal or state agencies change. In any event, if the Company is required to cure the contamination on the Data General Building site, it would seek full indemnity from the oil companies which were the source of the contamination.

Data General Building's transite exterior panels and roof coverings contain asbestos. Transite is "non-friable," which means that the asbestos fibers are not released into the air, unless the transite is broken, cut or otherwise damaged. The Company believes that absent such breakage or damage, the existence of asbestos in the transite presents no measurable risk of asbestos-related injuries. However, the presence of asbestos in the transite panels means that protective measures may need to be taken if the transite panels are repaired or if they are damaged by the elements.

The Americans with Disabilities Act ("ADA"), which generally requires that buildings be made accessible to people with disabilities, has separate compliance requirements for "public accommodations" and "commercial facilities". If certain uses by tenants of a building constitute a "public accommodation", the ADA imposes liability for non-compliance on both the tenant and the owner/operator of the building. The Company has conducted inspections of its property to determine whether the exterior and common area of such property are in compliance with the ADA and it believes that its properties are in compliance. If, however, it were ever determined that one or more of the Company's properties were not in compliance, the Company may be subjected to unanticipated expenditures incurred to remove access barriers, or to pay fines or damages related to such non-compliance.

The Company's due diligence review of prospective acquisitions of office, industrial and retail property includes an examination of such property's compliance with the ADA, and the cost of remedial work, if any, believed to be required to meet such requirements.

The Company's only business consists of the real estate investment activity described above. Therefore, information about industry segments is not applicable. The business is not seasonal.

Item 2.  Properties

As of December 31, 1995, the Company had made two real estate investments. In September, 1989, the Company acquired a 60% undivided interest in the Shores Office Complex located in Redwood City, California, and in December, 1989, the Company acquired the Data General Building located in Manhattan Beach, California. An affiliated real estate investment trust, Franklin Real Estate Income Fund, owns the remaining 40% interest in the Shores.

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

Item 2. Properties (Continued)

PORTFOLIO SUMMARY
The Company's portfolio represents in the aggregate 201,570 rentable square feet. At December 31, 1995, the Company's properties contained a total of 25 leases. The following schedule lists the portfolio's lease expiration dates and the related annual base rental income as of December 31, 1995.

                          Lease Expirations

       No. of               Current        % of
       Leases     Total      Annual         Current
Year  Expiring   Sq. Ft.1  Base Rent1   Annual Rent

1996     3           4,284  $  95,000          2.4%
1997     3          50,981    927,000         23.5%
1998     6          11,303    242,000          6.1%
1999     5          71,889  1,461,000         37.1%
2000     4          19,432    426,000         10.8%
2001     1             686     14,000           .4%
2002     1          16,443    316,000          8.0%
2008     1          22,400    311,000          7.9%
2012     1           3,600    148,000          3.8%


      1 Total Square Feet and Annual Base Rent reflect the Company's 60% interest in The Shores.


At December 31, 1995, the Company's properties were 100% leased. The following tables indicate the occupancy rates for each of the Company's properties and the average annual rental rates of the Company's leases at December 31 of each year.

                                  OCCUPANCY RATES


          Data          The
Year     General      Shores            Overall
         118,443      83,1271           201,570
         Sq. Ft.      Sq. Ft.           Sq. Ft.

1991        100%          95%               98%
             81%          84%               82%
1992
1993        100%          90%               96%
1994        100%         100%              100%
1995        100%         100%              100%


      1   Reflects the Company's 60% interest in the Shores Office Complex.
Item 2. Properties (Continued)


AVERAGE ANNUAL RENTAL RATES/SQ. FT.1

         Data        The
 Year  General2     Shores

 1991   $15.90     $24.77
 1992   $15.93     $21.29
 1993   $17.33     $21.94
 1994   $17.24     $21.52
 1995   $17.30     $21.82

     1. The average annual rental rates represent effective base rental income, as recorded on a GAAP basis for each year, excluding the amortization of lease buy-out payments, if any, divided by the average monthly occupied square feet.

     2 The average annual rental rates for 1991 for Data General represented triple-net leases, while the rates shown for 1992 through 1995 are a combination of triple-net and full-service leases.


SIGNIFICANT TENANTS
Two of the Company's tenants provide 10% or more of the Company's annual base rental income as of December 31, 1995. Both tenants are located at the Data General Building.

- -----------------------------------------------------------------------------
                                                      % of
                                     Annualized     Current
Principal Business        Total      Base Rent    Annual Base      Lease
                         Sq. Ft.    at 12/31/95       Rent      Expiration
- -----------------------------------------------------------------------------

Hughes Aircraft
 Employees Federal
 Credit Union            48,123       $872,000        22%           11/30/97

Data General
 Corporation             47,920       $974,000        25%            1/31/99
- -----------------------------------------------------------------------------

The credit union's main operations occupy a five-story building located adjacent to the Data General Building. The credit union leases their space from the Company on a full-service basis.

The Data General Corporation is subject to a triple-net lease, which requires the tenant to pay their prorata share of real estate taxes, common area expenses and insurance, in addition to base rent. This lease also provides for two consecutive five-year renewal options. The tenant currently subleases approximately 53% of their office space. When Data General Corporation's lease expires in 1999, it is unlikely to renew the subleased space. However, the Company has provided each of the subtenants with a lease option commencing upon the expiration of their subleases in 1999. Rental rates under the lease options, if exercised, will be set at prevailing market rates in 1999.

Item 2. Properties (Continued)

- --------------------------------------------------------------------------------
THE SHORES OFFICE COMPLEX    OFFICE    138,546 SQ. FT.    REDWOOD SHORES, CA.
- --------------------------------------------------------------------------------

On September 1, 1989, the Company purchased a 60% undivided fee interest in the Shores Office Complex (the "Shores"). An affiliated real estate investment trust, Franklin Real Estate Income Fund, acquired the remaining 40% fee interest as co-owner. This office complex consists of three buildings located at 100 Marine World Parkway, 1 Twin Dolphin Drive and 3 Twin Dolphin Drive, Redwood City, San Mateo County, California. The Company and FREIF acquired the Shores as tenants in common and have entered into a Co-Ownership Agreement. The Co-Ownership Agreement provides that the management and operation of the Shores is vested equally in the Company and FREIF. The Company is entitled to 60% and FREIF to 40% of the net cash flow from operations of the Shores. Operating costs in excess of net cash flow from operations, capital expenditures and insurance costs are paid 60% by the Company and 40% by FREIF. Neither co-owner may transfer its interest in the Shores without the consent of the other, and each co-owner has a right of first refusal with respect to a third-party buyer.

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

Late in 1993 the market stabilized, and by the end of 1994 the area's vacancy rate had declined to less than 2% where it remained throughout 1995 according to CB Commercial Real Estate Group. As a result, effective market rental rates increased about 9% during 1994 and rent concessions substantially ended. Rental rates continued to increase during 1995. The Company believes that the long-term outlook for the Redwood Shores office market remains favorable. The area continues to be attractive to potential tenants.

- --------------------------------------------------------------------------------
DATA GENERAL BUILDING     OFFICE  118,443 SQ. FT.    MANHATTAN BEACH, CA.
- --------------------------------------------------------------------------------

In 1989, the Company purchased the Data General Building, a five-story office building located at 1500 Rosecrans Avenue, Manhattan Beach, Los Angeles County, California.

The South Bay office market, which includes Manhattan Beach, stretches from Los Angeles International Airport south along the Pacific Ocean to Long Beach. The South Bay is dominated by aerospace and defense-related companies. Because many of the defense programs these companies are engaged in have been curtailed, their office space requirements have been substantially reduced, causing greater vacancies and lower market rental rates. Based on information from reports from CB Commercial Real Estate Group, the Company believes that these trends will continue in 1996. The Manhattan Beach/El Segundo sub-market, which contains approximately nine million rentable square feet of office space, had a vacancy factor of 29% as of December 31, 1995, compared to 20% at December 31, 1994, and 18% at Item 2. Properties (Continued)

December 31, 1993. However, if and when recovery begins, the Advisor expects that the Data General Building will benefit sooner than many other buildings in the area due to its desirable location in Manhattan Beach. The building's location has helped it maintain full occupancy despite the leasing market's soft condition.

The Company believes that the effective rent provided by the computer manufacturer's lease, which expires in 1999, is greater than current market rates for comparable space in the Manhattan Beach area; the balance of the leases are at current market rates.

Item 3. Legal Proceedings

There are no material legal proceedings pending to which the Company is a party or to which any of its property is the subject, required to be reported hereunder. From time to time, the Company may be a party to ordinary routine litigation incidental to its business.

Item 4. Submission Of Matters To A Vote Of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                    PART II

Item 5. Market For Company's Common Stock And Related Stockholder Matters

The Company has one class of common stock in two series, designated Series A and Series B (the "Common Stock"). As of December 31, 1995, the Company had 5,383,296 Series A common shares outstanding and 185,866 Series B common shares outstanding, and there were approximately 1,820 Series A stockholders of record. The Common Stock votes together as one class with each share being entitled to one vote. The Series B shares are owned by Franklin Properties, the Advisor.

On January 14, 1994, the Company registered its Series A common stock on the American Stock Exchange (AMEX) where it is currently traded under the symbol "FSN". Prior to January 14, 1994, there was no established public trading market for the common stock. Set forth below are the quarterly high and low share reported sales prices from inception of trading on the AMEX through December 31, 1995, (as reported on the Composite Tape) and the distributions per share declared each quarter.

                                                     DISTRIBUTIONS
CALENDAR PERIODS              HIGH         LOW            PAID
1994:
  First Quarter            $5 3/4      $3                  $.10
  Second Quarter            4 9/16      3 3/4              .10
  Third Quarter             4 1/2       3 7/8              .10
  Fourth Quarter            4 1/8       3 5/8              .11
1995:
  First Quarter             4 3/8       3 3/4              .11
  Second Quarter            4 5/8       3 3/4              .11
  Third Quarter             4 11/16     3 7/8              .11
  Fourth Quarter            4 5/8       3 15/16            .11

Distributions to shareholders are currently paid quarterly on approximately the 15th day of January, April, July and October. Shareholders may elect to direct their distributions into any or one of the eligible funds in the Franklin Templeton Group of Funds, which are managed by an affiliate of the Advisor, or participate in the Company's Dividend Reinvestment Plan. For information on how to participate in the Dividend Reinvestment Plan, please contact the Company's transfer agent at (800) 851-4217.

There are no restrictions on sales or purchases of the Company's Series A common stock other than those that may be imposed by any applicable federal or state securities laws or by the Company's Articles of Incorporation or Bylaws with respect to maintaining the Company's status as a qualified real estate investment trust under applicable tax rules and regulations.

The Company is a real estate investment trust ("REIT") and elected REIT status commencing with the 1989 tax year pursuant to the provisions of the Internal Revenue Code (the "Code") and applicable state income tax law. Under those provisions, the Company will not be subject to income tax on that portion of its taxable income which is distributed annually to stockholders if at least 95% of its taxable income (which term excludes capital gains) is distributed and if certain other conditions are met. During such time as the Company qualifies as a REIT, the Company intends to make quarterly cash distributions to the stockholders aggregating on an annual basis at least 95% of its taxable income.

The Company has a policy, subject to the discretion of the Board of Directors, of making quarterly cash distributions to shareholders aggregating on an annual basis at least 95% of its taxable income. For the years ended December 31, 1995, and 1994, the Company declared distributions of approximately $2,368,000 ($.44 per share) and $2,207,000 ($.41 per share). Because depreciation is a non-cash expense, cash flow will typically be greater than earnings from operations and net earnings. Therefore, quarterly distributions will consistently be higher than quarterly earnings which causes a portion of the

Item 5. Market For Company's Common Stock And Related Stockholder Matters (Continued)


distributions to be considered a return of capital. For the years ended December 31, 1995, and 1994, the portion of distributions that represented a return of capital under generally accepted accounting principles were $1,060,000 and $739,000, respectively. For return of capital information on a tax basis see "Item 6. Selected Financial Data".

Among other requirements, the Company must, in order to continue its status as a REIT under the Code, not have more than 50% in value of its outstanding shares owned by five or fewer individuals during the last half of a taxable year (the "5/50 Provision"). In order to meet these requirements, the Company has the power to redeem a sufficient number of shares in order to maintain or to bring the ownership of the shares into conformity with these requirements, and to prohibit the transfer of shares to persons whose acquisition would result in a violation of these requirements. The price to be paid in the event of the redemption of shares will be the last reported sale price of the Series A common stock on the last business day prior to the redemption date on the principal national securities exchange on which the Series A common stock is listed or admitted to trading or otherwise, as determined in good faith by the Directors of the Company.

In order to assure compliance with the 5/50 Provision of the Code, described above, the Company's Bylaws permit the Directors of the Company to impose a lower percentage limit on the remaining shareholders, in the event certain shareholders (including Franklin and its affiliates) acquire in excess of 9.9% of the outstanding shares of Common Stock during the offering period. The Directors of the Company have exercised this authority under the Bylaws to lower the percentage limitation such that shareholders may not acquire additional shares if such shareholder then holds, or would then hold, in excess of 7% of the total outstanding voting shares of the Company. Any shares acquired in excess of the foregoing limitation will be deemed to be held in trust for the Company, and will not be entitled to receive distributions or to vote.

The Directors of the Company may impose, or seek judicial or other imposition of additional restrictions if deemed necessary or advisable, including but not limited to further reductions in the foregoing percentage limitation with or without notice, or redemption of shares, in order to protect the Company's status as a qualified REIT.

The Company has established a Dividend Reinvestment Plan (the "Plan") which is designed to enable Company Series A Shareholders to choose to have distributions automatically invested in additional shares of Company common stock at market value, without the payment of any brokerage commission, service charge or other expense. In order to participate in the Plan, investors must designate that they would like their distributions reinvested. Company Series A shareholders may elect to participate in the Plan at any time. The Plan does not accept cash contributions from Company shareholders to purchase additional shares of existing Company common stock. Only distributions on existing Company common stock may be reinvested. Item 6. Selected Financial Data


- --------------------------------------------------------------------------------------------------
(Dollars in 000's except per            1995         1994          1993        1992          1991
share amounts)
- --------------------------------------------------------------------------------------------------
Total revenue                         $5,005      $ 4,816       $ 5,012     $ 4,795       $ 5,695
Depreciation and
 amortization                          1,495        1,469         1,401         995           901
Property operations
 expense                               1,404        1,210         1,352       1,294         1,613
Related party expenses                   444          378           336         417           362
General and
 administrative expenses                 204          276           215          81            64
Consolidation expense, net               150            2           452         470             -
Net income                             1,308        1,468         1,223       1,507         2,755
Total assets                          46,191       46,904        47,438      48,898        49,414

Per share1:
   Net income                            .24          .27           .23         .28           .51
   Distributions declared
                                         .44          .41           .40         .45           .66
   Tax status of
    distributions paid:
      Ordinary income                    .35          .34           .04         .45           .52
      Return of capital                  .09          .07           .36           -           .14
Weighted average
  number of shares of
  Series A common stock
  outstanding                      5,383,346    5,383,727     5,383,767   5,384,219     5,384,358




   1Per weighted average number of shares of Series A common stock outstanding.



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION
Management's discussion and analysis of financial condition and results of operations should be read in conjunction with the Financial Statements and Notes thereto.

RESULTS OF OPERATIONS

COMPARISON OF YEAR ENDED DECEMBER 31, 1995 TO YEAR ENDED DECEMBER 31, 1994 Total revenue for the year increased $189,000, or 4%, reflecting increased rental income from the Shores Office Complex and increased interest income earned on temporary investments in mortgage-backed securities. However, net income for 1995 declined $160,000, or 12%, compared to 1994, largely due to a one time property tax refund received in 1994 which caused a reduction in 1994 operating expenses coupled with expenses incurred in 1995 related to the proposed consolidation of the Company.

Rental income increased $81,000, or 2%, primarily due to increased rental revenue at the Shores Office Complex, as a result of an increase in average occupancy and rental rates. The average occupancy rate at the Shores Office Complex during the years 1995 and 1994 was 99% and 93%, respectively. The occupancy rate at the Data General Building was 100% for both periods.

Interest and dividend income increased $108,000, or 28%, due to higher yields realized on investments in mortgage-backed securities, and to a higher average investment balance during 1995.

Total expenses increased in 1995 by $349,000, or 10%, from $3,348,000 in 1994 to $3,697,000. The increase in total expenses is attributable to the following factors: an increase in depreciation and amortization of $26,000, or 2%; an increase in operating expenses of $194,000, or 16%; an increase in related party expenses of $66,000, or 17%; an increase in consolidation expense, net, of $148,000; a decrease in general and administrative expense of $72,000, or 26%; and a decrease in loss on the sale of mortgage-backed securities of $13,000, or 100%.

Depreciation and amortization increased $26,000 in 1995, reflecting tenant improvement costs incurred at the Shores and the Data General Building.

Operating expenses increased $194,000 in 1995 when compared to the same period in 1994. The increase is primarily due to a one time property tax refund of $156,000 received in 1994 which caused a reduction in 1994 operating expenses, and to an increase in insurance expense of $43,000 in 1995 which was mostly related to the cost of earthquake coverage.

Related party expense increased $66,000, primarily due to an increase in advisory fees related to the conversion of the Company to an infinite-life REIT late in 1994.

Consolidation expense reported in 1995 of $148,000 relates to the proposed plan of consolidation.

General and administrative expense decreased $72,000 primarily due to a decrease in nonrecurring costs associated with listing the Company's stock on the American Stock Exchange in January, 1994, of $89,000. The decrease in nonrecurring costs were partially offset by an increase in directors' fees related to the consolidation of $22,000.

COMPARISON OF YEAR ENDED DECEMBER 31, 1994 TO YEAR ENDED DECEMBER 31, 1993
Net income for 1994 increased $245,000, or 20%, compared to 1993 mostly due to non-recurring expenses reported in 1993, related to the proposed consolidation. Property operations were substantially unchanged from 1993 when reported on the accrual basis; however, the Company's cash flow significantly improved in 1994, as reported in the Statement of Cash Flows. Net cash flow from operating activities increased to $3,021,000 in 1994 compared to $1,191,000 in 1993 and $2,606,000 in 1992. The improvement in 1994 reflects the Company's return to a stabilized level of cash flow after two

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

years of operations which were impacted by tenant lease restructurings, free rent provided to new tenants and greater leasing commissions paid by the Company. Accounting standards require that the financial effect of these events be capitalized and amortized over the remaining terms of the leases. Therefore, large differences can arise between cash and accrual results. As the cost of these items is amortized, the opposite effect will occur causing reported rental income to be less than the cash received by the Company.

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

Excluding the effects of lease buy-out amortization, rental income increased approximately $378,000, or 9%, in 1994 primarily due to an increase in the average occupancy rate for the Company's properties to 97% from 87% in 1993. Effective rental rates were substantially unchanged.

Interest and distribution income decreased $82,000, or 18%, due to lower yields realized on investments in mortgage-backed securities, and to a lower average investment balance during 1994, reflecting the use of cash reserves in 1992 and 1993 for re-tenanting costs at the Data General Building.

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

Operating expenses decreased $142,000, primarily due to a partial refund of prior years' property taxes at the Data General Building totaling $156,000 and an additional reduction in the 1994 tax expenses of approximately $99,000. These benefits were partially offset by an increase in utility costs of $70,000 as a result of an increase in occupancy at the same property and increases in insurance expense and property legal expenses.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Loss on sale of mortgage-backed securities decreased $20,000 reflecting a greater amount of mortgage-backed securities sold in 1993 in order to provide funds for tenant improvements.

The Company has entered into an agreement with the Advisor to administer the day-to-day operations of the Company. The agreement was amended on October 1, 1994, as described in Note 2 to the accompanying financial statements. For the years ended December 31, 1995, 1994 and 1993, the Company recorded $215,000, $148,000 and $126,000 respectively of advisory fee expense to the Advisor in accordance with the Advisory Agreement. The Company's properties are managed by Continental Property Management Co., ("CPMC"), an affiliate of the Advisor. For the years ended December 31, 1995, 1994 and 1993, the Company recorded $274,000, $241,000, and $159,000, respectively, of compensation to CPMC in accordance with the Property Management Agreement.

The Company's Board of Directors (including all of its Independent Directors) have determined, after review, that the compensation paid to the Advisor and to CPMC referenced above, as well as the reimbursements made by the Company to the Advisor reflected in Note 2 to the accompanying financial statements, are fair and reasonable to the Company.

LIQUIDITY AND CAPITAL RESOURCES
The Company's principal source of capital for the acquisition and major renovation of properties has been the proceeds from the initial public offering of its stock. The Company's cash flow has been its principal source of capital for minor property improvements, leasing costs and the payment of quarterly distributions. At December 31, 1995, the Company's cash reserves aggregated $8,453,000 including investments in mortgage-backed securities. The Company's investment in mortgage-backed securities consists of GNMA FNMA and FMLMC adjustable rate pass-through certificates in which payments of principal and interest are guaranteed by GNMA, FNMA and FMLMC. However, changes in market interest rates may cause the securities market values to fluctuate, which could result in a gain or loss if the securities are sold before maturity.

On September 22, 1994, the shareholders approved a proposal to convert the Company from a finite-life real estate investment trust to an infinite-life real estate investment trust and related changes to the objectives and policies of the Company and in the compensation to the Advisor. As a result of the conversion, the Company has broader, growth-oriented investment and reinvestment policies than prior to the conversion. The Company is also expected to have greater potential for portfolio growth and diversification due to its ability to acquire additional properties with the proceeds from securities offerings, to issue stock in exchange for properties and to reinvest the net proceeds from the disposition or refinancing of properties (subject to REIT distribution requirements).

As of December 31, 1995, the Company had no formal borrowing arrangements with a bank and has no long-term debt. Each of the Company's properties is owned free and clear of mortgage indebtedness. During the periods presented, the Company did not enter into any significant investing and financing activities

Management continues to evaluate other properties for acquisition by the Company. In the foreseeable future, management believes that the Company's current sources of capital will continue to be adequate to meet both its operating requirements and the payment of distributions.

The Company currently has two leases that provide 10% or more of its total annual revenue as described under "Item 2. Properties". The tenants are located at the Data General Building and provide 25% and 22% of the Company's annual base rent under leases that expire in 1999 and 1997, respectively. If one of the tenants decided not to renew, or to default on their lease, management would determine whether a reduction in the Company's quarterly distribution rate was warranted in light of the Company's distribution policy discussed below, then existing leasing market conditions and other factors deemed relevant by the

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Board of Directors. In connection with any lease renewal or new leasing, the Company would incur costs for tenant improvements and leasing commissions which would be funded first from operating cash flow and, if necessary, from cash reserves.

Net cash flow provided by operating activities for the years ended December 31, 1995, 1994 and 1993 was $2,753,000, $3,021,000 and $1,191,000, respectively. The decline in cash flow from 1994 to 1995 is primarily due to consolidation expenses incurred in 1995. The increase in cash flow from 1993 to 1994 primarily reflects free rent that the Company provided to new tenants during 1993 and leasing commissions paid by the Company during 1993. These activities are described in greater detail under "Results of Operations" above.

Funds from Operations for the years ended December 31, 1995, 1994 and 1993 were $2,803,000, $2,937,000, and $2,624,000, respectively. The primary difference between the periods reflect the changes in net income as discussed under "Results of Operations". The Company believes that Funds from Operations is helpful in understanding a property portfolio in that such calculation reflects income from operating activities and the properties' ability to support general operating expenses and interest expense before the impact of certain activities, such as gains and losses from property sales and changes in the accounts receivable and accounts payable. However, it does not measure whether income is sufficient to fund all of the Company's cash needs including principal amortization, capital improvements and distributions to shareholders. Funds from Operations should not be considered an alternative to net income or any other GAAP measurement of performance, as an indicator of the Company's operating performance or as an alternative to cash flows from operating, investing or financing activities as a measure of liquidity. As defined by the National Association of Real Estate Investment Trusts, Funds from Operations is net income (computed in accordance with GAAP), excluding gains or losses from debt restructuring and sales of property, plus depreciation and amortization, and after adjustment for unconsolidated joint ventures. The Company reports Funds from Operations in accordance with the NAREIT definition. For the periods presented, Funds from Operations represents net income plus depreciation and amortization. The measure of Funds from Operations as reported by the Company may not be comparable to similarly titled measures of other companies that follow different definitions.

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

DISTRIBUTIONS
Distributions are declared quarterly at the discretion of the Board of Directors. The Company's present distribution policy is to at least annually evaluate the current distribution rate in light of anticipated tenant turnover over the next two or three years, the estimated level of associated improvements and leasing commissions, planned capital expenditures, any debt service requirements and the Company's other working capital requirements. After balancing these considerations, and considering the Company's earnings and cash flow, the level of its liquid reserves and other relevant factors, the Company seeks to establish a distribution rate which:

       i) provides a stable distribution which is sustainable despite short term fluctuations in property cash flows;
       ii) maximizes the amount of cash flow paid out as distributions consistent with the above listed objective; and
       iii) complies with the Internal Revenue Code requirement that a REIT annually pay out as distributions not less than 95% of its taxable income.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

During the years ended December 31, 1995, and 1994, the Company declared distributions totaling $2,368,000, or $.44 per share, and $2,207,000, or $.41 per share, respectively. Because depreciation is a non-cash expense, cash flow will typically be greater than earnings from operations and net earnings. Therefore, quarterly distributions will consistently be higher than quarterly earnings.

Item 8.  Financial Statements And Supplementary Data

Index to Financial Statements and Schedules

                                                                      Page

Report of Independent Accountants                                      18

Balance Sheets as of December 31, 1995, and 1994                       19

Statements of Operations for the years ended
  December 31, 1995, 1994 and 1993                                     20

Statements of Stockholders' Equity for the years ended
  December 31, 1995, 1994 and 1993                                     21

Statements of Cash Flows for the years ended
  December 31, 1995, 1994 and 1993                                     22
                                                                      23-28
Notes to Financial Statements

Schedule III - Real Estate and Accumulated Depreciation               29-30

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.


R E P O R T  O F  I N D E P E N D E N T  A C C O U N T A N T S

Board of Directors and Stockholders
Franklin Select Real Estate Income Fund

We have audited the accompanying balance sheets of Franklin Select Real Estate Income Fund as of December 31, 1995 and 1994, the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995, and the financial statement schedule of Real Estate and Accumulated Depreciation. These financial statements and the financial statement schedule are the responsibility of Franklin Select Real Estate Income Fund's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Franklin Select Real Estate Income Fund as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the above financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                                     COOPERS & LYBRAND L. L. P.
San Francisco, California
January 20, 1996
B A L A N C E  S H E E T S


Franklin Select Real Estate Income Fund
- ----------------------------------------------------------------------------------------
as of December 31, 1995 and 1994
(dollars in 000's except per share amounts)                          1995          1994
- ----------------------------------------------------------------------------------------
ASSETS

Rental property:
  Land                                                             $9,686        $9,686
  Buildings and improvements                                       33,385        33,243
                                                              --------------------------
                                                                   43,071        42,929
  Less: accumulated depreciation                                    6,934         5,536
                                                              --------------------------
                                                                   36,137        37,393

Cash and cash equivalents                                           3,251         2,423
Mortgage-backed securities, available for sale                      5,202         5,484
Deferred rent receivable                                              978         1,022
Deferred costs and other assets                                       623           582
                                                              ==========================
      Total assets                                                $46,191       $46,904
                                                              ==========================

- ----------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Tenants' deposits and other liabilities                              $272          $218
Advance rents                                                          11            21
Distributions payable                                                 592           592
                                                              --------------------------
      Total liabilities                                               875           831
                                                              --------------------------

Stockholders' equity:



Common stock, Series A, without par value; stated
 value $10 per share; 50,000,000 shares authorized;
 5,383,296 and 5,383,439 shares issued and
 outstanding for 1995 and 1994, respectively                       48,857        48,858



Common stock, Series B, without par value;stated
 value $10 per share; 1,000,000 shares authorized;
 185,866 shares issued and outstanding                              1,859         1,859

Unrealized loss on mortgage-backed securities                       (113)         (417)

Accumulated distributions in excess of net income                 (5,287)       (4,227)

                                                              --------------------------
      Total stockholders' equity                                   45,316        46,073
                                                              --------------------------
      Total liabilities and stockholders' equity                  $46,191       $46,904
                                                              ==========================

- ----------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

S T A T E M E N T S  O F  O P E R A T I O N S


Franklin Select Real Estate Income Fund
- --------------------------------------------------------------------------------------------
for the years ended December 31, 1995, 1994 and
1993                                                        1995         1994          1993
(Dollars in 000's except per share amounts)
- --------------------------------------------------------------------------------------------
Revenue:
  Rent                                                    $4,511       $4,430        $4,544
  Interest and dividends                                     494          386           468
                                                  ------------------------------------------

    Total revenue                                          5,005        4,816         5,012
                                                  ------------------------------------------

Expenses:
  Depreciation and amortization                            1,495        1,469         1,401
  Property operations                                      1,404        1,210         1,352
  Related party                                              444          378           336
  Consolidation expense, net                                 150            2           452
  General and administrative                                 204          276           215
  Loss on sale of mortgage-backed
   securities                                                  -           13            33
                                                  ------------------------------------------

    Total expenses                                         3,697        3,348         3,789
                                                  ------------------------------------------

Net income                                                $1,308       $1,468        $1,223
                                                  ==========================================


Net income per share, based on the
 weighted average shares outstanding
 of Series A common stock of 5,383,346,
 5,383,727 and 5,383,767 for the years
 ended December 31, 1995, 1994 and 1993,
 respectively                                              $ .24        $ .27         $ .23
                                                  ==========================================


Distributions per share, based on the
 weighted average shares outstanding of
 Series A common stock of 5,383,346,
 5,383,727 and 5,383,767 for the years
 ended December 31, 1995, 1994 and 1993,
 respectively                                              $ .44        $ .41         $ .40
                                                  ==========================================

- --------------------------------------------------------------------------------------------


The accompanying notes are an integral part of these financial statements.

S T A T E M E N T S  O F  S T O C K H O L D E R S'  EQUITY

Franklin Select Real Estate Income Fund
for the years ended December 31, 1995, 1994 and 1993 (Dollars in 000's)

                                 Common Stock
                        Series A               Series B
                                                                    Unrealized      Accumulated
                                                                  (Loss)/Gain on   Distributions
                                                                  Mortgage-Backed  in Excess of
                        Shares      Amount      Shares    Amount    Securities      Net Income          Total
                      -----------------------------------------------------------------------------------------
Balance, December
 31, 1992               5,383,767     $48,859    185,866   $1,859         -          $(2,557)          $48,161
Net income                      -           -          -        -         -             1,223            1,223
Distributions
 declared                       -           -          -        -         -           (2,154)          (2,154)
- ---------------------------------------------------------------------------------------------------------------
Balance, December
 31, 1993               5,383,767      48,859    185,866    1,859         -           (3,488)           47,230
Redemption of
 Series  A common
 stock                      (328)         (1)          -        -         -                 -              (1)
Unrealized loss on
 mortgage-backed
 securities                     -           -          -        -     (417)                 -            (417)
Net income                      -           -          -        -         -             1,468            1,468
Distributions
 declared                       -           -          -        -         -           (2,207)          (2,207)
- ---------------------------------------------------------------------------------------------------------------
Balance, December
 31, 1994               5,383,439      48,858    185,866    1,859     (417)           (4,227)           46,073

Redemption of
 Series A Common
 Stock                      (143)         (1)          -        -         -                 -              (1)



Unrealized gain on
 mortgage-backed
 securities                     -           -          -        -       304                 -              304

Net Income                      -           -          -        -         -             1,308            1,308

Distributions
 Declared                       -           -          -        -         -           (2,368)          (2,368)
- ---------------------------------------------------------------------------------------------------------------

Balance, December
 31, 1995               5,383,296     $48,857    185,866   $1,859    $(113)          $(5,287)          $45,316
===============================================================================================================

  The accompanying notes are an integral part of these financial statements.
  S T A T E M E N T  O F  C A S H  F L O W S


Franklin Select Real Estate Income Fund
- ----------------------------------------------------------------------------------------
for the years ended December 31, 1995, 1994 and             1995       1994        1993
1993 (Dollars in 000's)
- ----------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
                                                     -----------------------------------
Net income                                                $1,308     $1,468      $1,223
                                                     -----------------------------------

Adjustments to reconcile net income to net cash provided by operating activities:

  Depreciation and amortization                            1,495      1,469       1,401
  (Increase) decrease in deferred rent receivable             44         24       (499)
  (Increase) decrease in other assets                      (138)         29       (405)
  Increase in tenants' deposits and other
   liabilities                                                54         55           8
  Decrease in advance rents                                 (10)       (24)       (537)
                                                     -----------------------------------
                                                           1,445      1,553        (32)
                                                     -----------------------------------
Net cash provided by operating activities                  2,753      3,021       1,191
                                                     -----------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Improvements to rental property                          (142)      (279)     (1,352)
  Investment in mortgage-back securities                       -    (1,667)           -
   Disposition of mortgage-back securities                   586      1,201       3,685
                                                     -----------------------------------
Net cash provided by (used in) investing
 activities                                                  444      (745)       2,333
                                                     -----------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Redemption of Series A common stock                        (1)        (1)           -
  Distributions paid                                     (2,368)    (1,615)     (2,154)
                                                     -----------------------------------
Net cash used in financing activities                    (2,369)    (1,616)     (2,154)
                                                     -----------------------------------

Net increase in cash and cash equivalents                    828        660       1,370
Cash and cash equivalents, beginning of year               2,423      1,763         393
                                                     ===================================
Cash and cash equivalents, end of year                    $3,251     $2,423      $1,763
                                                     ===================================

- ----------------------------------------------------------------------------------------


The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BUSINESS ACTIVITY

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

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

As of December 31, 1995, the Company's real estate portfolio consisted of a 60% undivided interest in the Shores Office Complex, a three-building office complex located in Redwood City, California, and a fee interest in the Data General Building located in Manhattan Beach, California.

RENTAL PROPERTY
Rental property is stated at cost and depreciated using the straight-line method over an estimated useful life of 35 years for buildings and improvements. Significant improvements and betterments are capitalized. Maintenance, repairs and minor renewals are charged to expense when incurred. The Shores Office Complex (the "Shores") is reflected in these financial statements in accordance with the Company's 60% ownership interest.

Pursuant to the Company's investment objectives, property purchased is generally held for extended periods. During the holding period, management periodically, but at least annually, evaluates whether rental property has suffered an impairment in value. Management's analysis includes consideration of estimated undiscounted future cash flows during the expected holding period in comparison with carrying values, prevailing market conditions and other economic matters. If the current carrying value of an individual property exceeds estimated future undiscounted cash flows, the Company would reduce the carrying value of the asset to fair value; however, to date, such adjustments have not been required.

CASH AND CASH EQUIVALENTS
The Company classifies highly liquid investments with original maturities of three months or less from the date acquired as cash equivalents.

MORTGAGE-BACKED SECURITIES VALUATION
Mortgage-backed securities held by the Company are classified as available for sale and are carried at market value. The resulting unrealized gains and losses are reported as a separate component of stockholders' equity until realized. Realized gains and losses are recognized on the specific identification method and are included in earnings. For the year 1993 prior to the adoption of Statement of Financial Accounting Standards No. 115, the Company valued mortgage-backed securities at amortized cost. The impact of this change on stockholders' equity on January 1, 1994, was immaterial.

NOTES TO FINANCIAL STATEMENTS


DEFERRED COSTS
Organization costs were deferred and amortized using the straight-line method over a five year period. Lease commissions are deferred and amortized using the straight-line method over the term of the related lease.

RENTAL REVENUES
Rental revenues are recorded on the straight-line method to reflect scheduled rent increases and free rent over the related lease term. As a result, a deferred rent receivable is created when rental receivables are less than the amount earned using the straight-line method or when rental income is recognized during free rent periods of a lease.

CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS
Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of mortgage-backed securities.

The Company places excess cash in short-term deposits with Franklin Money Fund, an investment company managed by an affiliate of the Advisor, and in money market securities of companies with strong credit ratings and, by policy, limits credit exposure to any one issuer. The Company performs ongoing credit evaluations of its tenants and generally does not require collateral for commercial tenants. The Company reserves for potential credit losses, as appropriate.

The following tenants provided 10% or more of the Company's total straight-line revenues for the years 1995, 1994 and 1993:

                                               Percent of Straight-Line
                                                    Rental Revenue
Principal Business        Lease Expiration      1995        1994       1993
- ----------------------------------------------------------------------------

Credit Union                  11/30/97         21.5%       23.3%      25.1%
Computer Manufacturer         01/31/99         22.7%       24.7%      26.6%

RECLASSIFICATION
Certain reclassifications were made in the 1994 and 1993 financial statements to conform to the presentation in the 1995 financial statements. Such reclassifications had no effect on previously reported results.


NOTE 2 - RELATED PARTY TRANSACTIONS

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

Prior to October 1, 1994, the Advisor received quarterly an annualized fee equal to 1% of invested assets and .4% of mortgage investments. One half of the fee was subordinate to declaring distributions to Series A common stock shareholders totaling at least 7% per annum on their adjusted price per share, as defined.

NOTES TO FINANCIAL STATEMENTS


The agreements between the Company and the Advisor, or affiliates of the Advisor, provide for certain types of compensation and payments including but not limited to the following for the years ended December 31, 1995, 1994 and 1993:

                                               1995         1994        1993
                                        -------------------------------------

Advisory fee, charged to related
 party expense                             $215,000     $148,000    $126,000

Reimbursement for data processing,
 accounting and certain other
 expenses, charged to related party
 expense                                     28,000       34,000      51,000

Property management fee, charged to
 related party expense                      201,000      196,000     159,000

Leasing commissions, capitalized and
 amortized over the term of the
 related lease                               62,000       30,000           -

Construction supervision fee,
 capitalized and amortized over the
 life of the related investment or
 the term of the related lease               11,000       15,000           -


At December 31, 1995 and 1994, cash equivalents included $423,000 and $145,000, respectively, which was invested in Franklin Money Fund, an investment company managed by an affiliate of the Advisor. Distributions earned from Franklin Money Fund totaled $9,000, $9,000 and $7,000 for the years ended December 31, 1995, 1994 and 1993, respectively.


NOTE 3 - MORTGAGE-BACKED SECURITIES, AVAILABLE FOR SALE


Mortgage-backed securities, available for sale at December 31, 1995, had coupon rates between 6.4% and 7.9% and maturities between 2018 and 2028. Amortized cost was $5,315,000, market value was $5,202,000 resulting in a gross unrealized loss of $113,000.

Mortgage-backed securities at December 31, 1994 had an aggregate market value of $5,484,000 and an amortized cost of $5,901,000, resulting in a gross unrealized loss of $417,000.



NOTES TO FINANCIAL STATEMENTS


NOTE 4 - COMMON STOCK AND INCOME PER SHARE

In connection with the approval of the proposal to convert the Company from a finite-life real estate investment trust to an infinite-life real estate investment trust and related changes to the objectives and policies of the Company and in the compensation to the Advisor (the "Conversion"), the Company issued to the Advisor an option (the "Option") to exchange its Series B common stock for Series A common stock on a one-for-one basis. The Option is exercisable only when the Series A shares achieve a trading price on the stock exchange equal to or greater than $10.35 per share for at least 20 consecutive trading days. The rate of exchange and the exercise price will be subject to change under certain circumstances as provided in the Option. After exercise of the Option, the Advisor, like any other shareholder, will receive distributions on the Series A shares.

Prior to the Conversion, no distributions were ever paid on the Series B common stock. Series A and Series B common stock have the same voting rights. Distributions on Series A common stock are declared at the discretion of the Board of Directors.

NOTE 5 - DISTRIBUTIONS

The allocation of cash distributions per share for individual shareholders' income tax purposes, as reported on Internal Revenue Service Form 1099-DIV, for the years ended December 31, 1995, 1994 and 1993 was as follows:

                 Ordinary    Return of     Total
    Year Paid      Income      Capital      Paid
- -------------------------------------------------

         1995        $.35         $.09      $.44
         1994        $.34         $.07      $.41
         1993        $.04         $.36      $.40

In December, 1994, the Company implemented a new Dividend Reinvestment and Share Purchase Plan (the "Plan"), under which a stockholder's cash distributions may be reinvested in shares of Series A common stock of the Company, subject to the terms and conditions of the Plan. Under the Plan, the Company's Dividend Reinvestment Agent makes open market purchases of the Company's Series A common stock, administers the Plan and performs other duties related to the Plan. No new shares are issued in connection with the Plan.

NOTES TO FINANCIAL STATEMENTS


NOTE 6 - RENTAL INCOME

The Company's rental income from commercial property is received principally from tenants under noncancellable operating leases. The tenant leases typically provide for guaranteed minimum rent plus contingent rents. Minimum future rentals on noncancellable tenant operating leases at December 31, 1995 are as follows:

1996            $     3,947,000
1997                  3,794,000
1998                  2,880,000
1999                  1,804,000
2000                  1,050,000
Thereafter            5,560,000
                  --------------
                $    19,035,000
                  ==============

Minimum future rentals do not include contingent rents which represent reimbursements of property operating expenses. Contingent rents amounted to $612,000, $678,000 and $501,000 for the years ended December 31, 1995, 1994 and
1993, respectively.


NOTE 7 - PROPOSED MERGER

On November 2, 1995, the Board of Directors of the Company and of two other real estate investment trusts that Franklin Properties, Inc. advises, Franklin Real Estate Income Fund ( " FREIF" ) and Franklin Advantage Real Estate Income Fund ( "Advantage" ), authorized the execution of a Merger Agreement and the filing of a Joint Proxy Statement/Prospectus with the Securities and Exchange Commission. The Prospectus was filed on November 13, 1995.

In the proposed merger, FREIF and/or Advantage would be merged into the Company, which would be renamed Franklin Select Realty Trust. The shares of the Company will be offered to shareholders of the FREIF and Advantage in exchange for their shares on the basis described in the Joint Proxy Statement/Prospectus. The merger is subject to certain conditions including approval by a majority of the shareholders of the Company, FREIF, and/or Advantage. A special meeting of the shareholders of each REIT will be held to vote on the proposed merger upon the effectiveness of the Prospectus and the close of the solicitation period.

The Company expenses non-recurring consolidation costs in the periods in which they are incurred. Expenses recorded in 1993 and 1994 relate to a previous plan of consolidation and are net of certain reimbursements by the Advisor.

NOTE 8 - SUPPLEMENTARY QUARTERLY FINANCIAL DATA (UNAUDITED)

                                    Three Months Ended
                       ---------------------------------------------------------
                         March 31,      June 30,    September 30, December 31,
                           1995           1995          1995          1995
                       ---------------------------------------------------------
Revenues                  $1,247,000     $1,276,000    $1,236,000    $1,246,000
Net income                   421,000        380,000       243,000       264,000
Net income per share             .08            .07           .05           .04


                                    Three Months Ended
                       ---------------------------------------------------------
                         March 31,      June 30,    September 30, December 31,
                           1994           1994          1994          1994
                       ---------------------------------------------------------
Revenues                  $1,195,000     $1,209,000    $1,216,000    $1,196,000
Net income                   379,000        314,000       262,000       513,000
Net income per share             .07            .06           .05           .09


                                    Three Months Ended
                       ---------------------------------------------------------
                         March 31,   June 30, 1993    September   December 31,
                           1993                       30, 1993        1993
                       ---------------------------------------------------------
Revenues                  $1,183,000     $1,156,000    $1,319,000    $1,354,000
Net income                   297,000        228,000       219,000       429,000
Net income per share             .06            .04           .04           .09



- --------------------------------------------------------------------------------------------------------------------------------
 R E A L  E S T A T E  A N D  A C C U M U L A T E D  D E P R E C I A T I O N
- --------------------------------------------------------------------------------------------------------------------------

 Franklin Select Real Estate Income Fund
 as of, and for the years ended December 31, 1995, 1994 and 1993


                                                              Cost Capitalized
                                   Initial                     Subsequent To                      Gross Amount at Which
                                Cost to Fund                    Acquisition                    Carried at Close of Period

Description       Encum-       Land     Buildings   Improve-  Carry-     Land     Buildings       Total       Accum-
                  brances                            ments      ing                    and                      ulated
                                                               Costs               Improvements               Deprecia-
                                                                                                                 tion



Office Complex       $ -    $4,314,000 $12,575,000 $1,175,000    $ -   $4,314,000  $13,750,000  $18,064,000  $2,808,000
 Redwood City, CA

Office Complex         -     5,372,000  16,994,000  2,641,000      -    5,372,000   19,635,000   25,007,000   4,126,000
 Manhattan Beach, CA
- -------------------------------------------------------------------------------------------------------------------------
                      $ -    $9,686,000 $29,569,000 $3,816,000    $ -  $9,686,000  $33,385,000  $43,071,000   $6,934,000
                                                                                                   (1), (2)           (3)
==========================================================================================================================

Date of    Date     Life on
cons-    Acqui-     Which
truc-     red       Deprecia-tion
tion                in Latest
                    Operat-ions
                    State-ment is
                    Computed
 82-87    09/89    35


 82       12/89    35



========================================================================================================================
R E A L  E S T A T E  A N D  A C C U M U L A T E D  D E P R E C I A T I O N
========================================================================================================================

NOTES:

(1) The aggregate cost for federal income tax purposes is $43,071,000.

(2) Reconciliation of Real Estate
                                               1995            1994           1993
                                        ------------------------------------------------

Balance at beginning of period               $42,929,000    $42,650,000     $41,298,000

Additions during period -
 improvements                                    142,000        279,000       1,352,000
                                        ------------------------------------------------

Balance at end of period                     $43,071,000    $42,929,000     $42,650,000
                                        ================================================

(3) Reconciliation of Accumulated Depreciation
                                             1995            1994            1993
                                        ------------------------------------------------

Balance at beginning of period                $5,536,000     $4,162,000      $2,849,000

Depreciation expense for the
 period                                        1,398,000      1,374,000       1,313,000
                                        ------------------------------------------------

Balance at end of period                      $6,934,000     $5,536,000      $4,162,000
                                        ================================================



Item 9.  Disagreements on Accounting and Financial Disclosure

None.

                                   PART III

Item 10. Directors and Executive Officers Of The Company And The Advisor

Directors of the Company are elected annually by the shareholders. The Officers of the Company are appointed by the Board of Directors, and serve under the supervision, and, at the pleasure of the Board of Directors. There is an audit committee consisting of the Independent Directors of the Company. The Audit Committee's responsibilities generally include review of the internal controls of the Company, accounting compliance and review of the Company's financial reporting. In performing these reviews, the Audit Committee met once during the year ended December 31, 1995. The Directors and Officers of the Company and/or the Advisor are:

                 NAME                                POSITION
David P. Goss                          Chief Executive Officer,
                                        President and Director
Lloyd D. Hanford                       Independent Director
Egon H. Kraus                          Independent Director
Lawrence C. Werner                     Independent Director
E. Samuel Wheeler                      Independent Director
Michael J. McCulloch                   Executive Vice President
Richard S. Barone                      Secretary
Mark A. TenBoer                        Vice President - Finance
                                        and Chief Financial Officer

All such officers and directors have served in these capacities with the Company since January 1989 with the exception of Mr. TenBoer, who was elected in December 1993.

NAME, AGE AND FIVE-YEAR BUSINESS EXPERIENCE                     DIRECTOR SINCE



David P. Goss (48)                                                      1989
Mr. Goss is the Chief Executive Officer, President and Director of the Company. He is also Chief Executive Officer, President and Director of Property Resources, Inc., Property Resources Equity Trust (1987 to date), the Advisor, Franklin Real Estate Income Fund (1988 to date), Franklin Advantage Real Estate Income Fund (1990 to date), and Franklin Real Estate Management, Inc. (1991 to date). Mr. Goss has a B.A. degree from the University of California, Berkeley, and a J.D. degree from the New York University School of Law.

Lloyd D. Hanford (67)                                                   1989

Mr. Hanford is an Independent Director of the Company. In 1988 he was co-founder of, and until July 1992, principal of the Hanford/Healy Companies, a San Francisco real estate appraisal, asset management and consulting firm, practicing on a national basis. Mr. Hanford presently serves as Executive Appraiser for the Hanford/Healy Appraisal Company. Mr. Hanford graduated from the University of California, Berkeley and holds the professional designations MAI, CRE and CPM awarded respectively by the Appraisal Institute, the American Society of Real Estate Counselors and IREM. Mr. Hanford is also a Director of Advantage (1990 to date).

Egon H. Kraus (66)                                                      1989

Mr. Kraus is an Independent Director of the Company. He was formerly Vice President and director of McNeil Investors Inc. (1991 - 1995). He is a Certified Public Accountant, primarily involved in real estate transactions. He has a B.S. and an M.B.A. from the University of California, Berkeley, where he was elected to Phi Beta Kappa. Mr. Kraus is a member of the American Institute of Certified Public Accountants, and a former member of the Financial Executives Institute and the Tax Executives Institute. He is also a Director of Franklin Real Estate Income Fund (1988 to date) and Franklin Advantage Real Estate Income Fund (1990 to date). Item 10. Directors and Executive Officers Of The Company And The Advisor (Continued)

Lawrence C. Werner (77)                                                 1989
Mr. Werner is an Independent Director of the Company. He is a private investor and is currently a Director of the Civic Interest League of Atherton, California. He was formerly a sales executive with IBM. Mr. Werner is also a director of Franklin Advantage Real Estate Income Fund (1990 to date).

E. Samuel Wheeler (52)                                                  1989
Mr. Wheeler is an Independent Director of the Company. He is a self-employed Certified Public Accountant. He is a current member of the National Association of Real Estate Investment Trusts (NAREIT) Government Relations, Insurance Planning and Accounting Committees. He received his B.S. in Accounting and Finance from San Jose State University in 1966, and is a member of the American Institute of Certified Public Accountants and the California Society of Certified Public Accountants. Mr. Wheeler is also a director of Franklin Advantage Real Estate Income Fund (1990 to date).

The executive officers of the Company other than those listed above are:

Michael J. McCulloch, age 48, is Executive Vice President of the Company (1989 to date). He is also Executive Vice President of Property Resources, Inc., Property Resources Equity Trust (1987 to date), the Advisor, Franklin Real Estate Income Fund (1988 to date), Franklin Advantage Real Estate Income Fund (1990 to date), and Franklin Real Estate Management, Inc. (1991 to date). He attended California State University, Los Angeles and the University of Southern California.

Richard S. Barone, age 45, is Secretary of the Company (1989 to date). He is also secretary of the Advisor, Property Resources, Inc., Property Resources Equity Trust, Franklin Real Estate Income Fund (1988 to date), Franklin Advantage Real Estate Income Fund (1990 to date), and Franklin Real Estate Management, Inc. (1991 to date). He is also Senior Vice President - Legal of the Advisor, Property Resources, Inc. (1988 to date), and Franklin Real Estate management, Inc. (1991 to date); and Corporate Counsel of Franklin Resources, Inc. (1988 to date). Mr. Barone received a B.A. degree and a J.D. degree from the University of San Francisco. He is a member of the State Bar of California.

Mark A. TenBoer, age 39, is Vice President - Finance and Chief Financial Officer of the Company, Franklin Real Estate Income Fund and Franklin Advantage Real Estate Income Fund (1993 to date), and has served as Vice President - Asset Management for the Advisor, Property Resources, Inc., and Franklin Real Estate Management, Inc., since 1994. From 1983 to 1991 he was Director - Portfolio Management and Controller of the Advisor and Property Resources, Inc. He received a B.S. degree in Accounting from the University of Illinois. Mr. TenBoer is a Certified Public Accountant.

The Advisor and Continental Property Management Co.

The principal executive officers, directors and key employees of the Advisor are as follows:

NAME                                     POSITION
David P. Goss                  Chief Executive Officer,
                                President and Director
Harmon E. Burns                Director
Rupert H., Johnson, Jr.        Director
Charles E. Johnson             Director
Michael J. McCulloch           Executive Vice President
Richard S. Barone              Senior Vice President - Legal and Secretary
Martin L. Flanagan             Vice President - Finance
                                and Chief Financial Officer
Mark A. TenBoer                Vice President - Asset Management
David P. Rath                  Vice President - Asset Management
David N. Popelka               Vice President - Asset Management

Item 10. Directors and Executive Officers Of The Company And The Advisor (Continued)

The principal executive officers of Continental Property Management Co. are as follows:

         NAME                                      POSITION
Thomas J. Bennett       President, Chief Financial Officer and Director
Charles L. Gee          Senior Vice President and Secretary

For a description of the occupations and affiliations of Messrs. Goss, McCulloch, Barone and TenBoer, see "The Company" above.

NAME, AGE AND FIVE-YEAR BUSINESS EXPERIENCE                     DIRECTOR SINCE



Harmon E. Burns (51)                                                    1988
Mr. Burns has served since 1990 as Executive Vice President, Secretary and Director of Franklin Resources, Inc. He also serves as Executive Vice President of Franklin/Templeton Distributors, Inc., Executive Vice President of Franklin Advisers, Inc., Director of Templeton Worldwide, Inc., Franklin/Templeton Investor Services, Inc. and Franklin Bank and as an officer of most of the mutual funds in the Franklin Templeton Group of Funds. Mr. Burns received a B.B.A. degree from George Washington University in 1969 and received a J.D. degree from San Mateo Law School in 1976. He is a member of the State Bar of California and is a licensed General Securities Principal with the National Association of Securities Dealers, Inc.

Rupert H. Johnson, Jr. (55)                                             1988
Mr. Johnson has served since 1990 as Executive Vice President and Director of Franklin Resources, Inc. Previously, he was Senior Vice President of Franklin Resources, Inc. He holds similar positions with is subsidiaries and affiliates including the position of President and Director of Franklin Advisors, Inc. He has also served as Director of Property Resources, Inc. since 1985 and currently serves as a Director or Trustee and Vice President on most of the mutual funds in the Franklin Templeton Group of Funds, and as a Director of Franklin Bank.

Charles E. Johnson, Jr. (39)                                            1988
Mr. Johnson has served as the Senior Vice President (1990) and a Director of Franklin Resources, Inc. since 1987. He is also the Senior Vice President of Franklin Templeton Distributors, Inc. (1990 to date), and the President and a Director of Templeton Worldwide, Inc. and Franklin Institutional Services Corporation (1991 to date). He is also an officer and/or director or trustee, as the case may be, of 24 of the investment companies in the Franklin Templeton Group of Funds.

The executive officers of the Advisor and Continental Property Management Co. other than those listed above are as follows:

Martin L. Flanagan, age 35, has been associated with the Templeton Group since 1983. He is currently the Executive Vice President, Chief Operating Officer and a Director of Templeton, Galbraith & Hansberger ltd., John Templeton Counselors, Inc., and Templeton Global Investors, Inc.; General Manager of Templeton Financial Advisory Services, S.A.; Managing Director of Templeton Global Investors, Ltd.; Finance Director of Templeton Investment Management; Senior Vice President - Finance, Secretary and a Director of Templeton Investment Counsel Ltd.; and Senior Vice president - Finance and a Director of Templeton Investment Counsel, Inc. he is also a Director and/or Chairman of Templeton Funds Annuity Company, Templeton Funds Trust Company, Templeton Funds Management, Inc., Templeton Funds Distributor, Inc. Forcecare Ltd., Templeton Global Strategic Services, S.A., Universal Investment Management, Inc., Templeton Life Assurance Ltd., Structured Asset management, Inc., The DIAS Group, Inc., Templeton Global Bond Managers, Inc., Templeton Emerging Markets, Templeton Investment Services, Inc., Templeton Management (Lux), S.A., Templeton Unit Trust Item 10. Directors and Executive Officers Of The Company And The Advisor (Continued)

Managers Ltd., and Templeton Investment Management Ltd. He is also Vice President - Finance and Chief Financial Officer of Property Resources, Inc., Property Resources Equity Trust and Franklin Properties, Inc. Mr. Flanagan received a B.A. degree from Southern Methodist University and is a Certified Public Accountant and a Chartered Financial Analyst. He is currently a member of the American Institute of Certified Public Accountants and the International Society of Financial Analysts.

Thomas J. Bennett, age 47, has served since 1989 as the President of Continental Property Management Co. and since 1989 as sole Director and Chief Financial Officer. Previously, he served as Regional Vice President, Utah Region, of Continental Property management Co. He is a graduate of California State University at Long Beach and holds the Certified Property Manager (CPM) designation awarded by the Institute of Real Estate Management.

David P. Rath, age 47, has served since 1992 as the Vice President - Asset Management for the Advisor, Property Resources, Inc. and Franklin Real Estate Management, Inc. Previously, he was Assistant Vice President-Research and Analysis for the Advisor. Mr. Rath operated his own real estate investment company, Rath Investments, from 1987 to 1990. Mr. Rath received a B.S. degree in Mechanical Engineering from Bucknell University and a M.B.A. degree from the University of California at Berkeley.

David N. Popelka, age 43, has served since 1992 as Vice President - Asset Management for the Advisor, Property Resources, Inc. and Franklin Real Estate Management, Inc. Prior to joining Franklin Properties, Inc., Mr. Popelka was Vice President - Portfolio Management for the Glenborough Management Company in Redwood City, California. Mr. Popelka is a graduate of Illinois State University and received an M.B.A. degree from the University of Washington. He has been a guest lecturer on real estate investments and finance at Golden Gate University.

Charles L. Gee, age 49, has served since 1991 as the Senior Vice President of Continental Property Management Co. and as its Secretary since 1989. From 1986 to 1991, he held the office of Vice President for Continental Property Management Co. Mr. Gee holds the Certified Property manager (CPM) designation awarded by the Institute of Real Estate Management and is a California real estate broker.

Item 11. Executive Compensation

No direct compensation has been paid by the Company to its directors and officers, or directors and officers of the Advisor, except that the independent directors of the Company receive fees of $2,000 per year plus $400 per each regular meeting attended and $300 per each telephonic meeting attended. Each independent director also received $2,500 per quarter and $400 per meeting for attending independent committee meetings related to the proposed merger. For the fiscal year ended December 31, 1995, fees to all independent directors related to any attendance at board meetings, independent committee meetings and reimbursement of expenses totaled $40,200. The Company has no annuity, pension or retirement plans or any existing plans or arrangement under which payments have or would in the future be made to any director or officer. The Company has paid certain fees and will reimburse certain expenses of the Advisor, as described below under "Item 13. Certain Relationships and Related Transactions".

Item 12. Security Ownership Of Certain Beneficial Owners And Management

The following table sets forth the beneficial ownership of the Company's Common Stock by the Directors and by all Directors and Officers as a group, as of December 31, 1995. At such date, all Directors and Officers as a group owned less than 1% of the outstanding Common Stock of the Company.

                                                           AMOUNT AND
                                                        NATURE OF SHARES
Name                                  TITLE OF CLASS   BENEFICIALLY OWNED
David P. Goss, Chief Executive        Common Stock,
Officer, President and Director          Series A             3,263
E. Samuel Wheeler                     Common Stock,
Independent Director                     Series A               100
Lloyd D. Hanford                      Common Stock,
Independent Director                     Series A               -
Laurence C. Werner                    Common Stock,
Independent Director                     Series A               -
Egon H. Kraus                         Common Stock,
Independent Director                     Series A             4,000
Directors and officers                Common Stock,
 as a group                              Series A             9,818

To the Company's knowledge, as of December 31, 1995, no person beneficially owned more than 5% of the outstanding Common Stock Except as set forth below:

                                                    AMOUNT AND
                                                 NATURE OF SHARES     % OF
NAME AND ADDRESS                 TITLE OF CLASS    BENEFICIALLY      CLASS1
                                                       OWNED
Commonwealth of Massachusetts     Common Stock,      1,077,608          19.4%
Pension Reserve Investment          Series A
Management Board ( " PRIM" )
125 Summer Street
10th Floor
Boston, MA  02110

Franklin Properties, Inc.         Common Stock,      185,8661            3.3%
                                    Series B

1 The Company has one class of common stock in two series, designated Series A and Series B. The Series A and Series B shares vote together as one class with each share being entitled to one vote. The 185,866 Series B Shares (3.3% of the total number of outstanding shares of Common Stock) were originally issued to Franklin Resources, Inc., the parent company of the Advisor, in return for capital contributions to the Company, applied to pay a portion of the sales commission in connection with the Company's offering of its Series A common stock. Franklin Resources, Inc. transferred these Series B Shares to the Advisor.



Item 13. Certain Relationships And Related Transactions

The Company has no employees. The Company is managed by the Advisor under the terms of an Advisory Agreement, which is renewable annually and is subject to the overall approval of the Board of Directors of the Company. Continental Property Management Co. acts as property manager for the properties owned by the Company. The Company pays the Advisor, as an asset management fee, an annualized fee of .5% of the book value of its real estate assets before depreciation. This fee is reduced to .4% of the book value before depreciation of real estate assets exceeding $200 million. The fee is calculated and paid at the end of each fiscal quarter of the Company, based on the real estate assets at the end of such quarter. The Company changed its advisory fee structure after its conversion to an infinite life REIT in 1994.

The Company pays all expenses of its operations except for the following, which are borne by the Advisor (i) employment expenses of the Company's Chairman, President, Executive Vice President, Senior Vice President, Chief Financial Officer, Secretary and of the Company's directors who are also officers of the Advisor, (ii) office expenses of the Advisor, and (iii) overhead expenses of the Advisor not properly attributable to the performance of its duties and obligations under the Advisory Agreement.

The Company pays a property management fee to Continental based on actual services performed. If Continental retains independent management companies to perform a portion or all of the services required for the management of the Company's properties, it pays any fees charged by those persons without additional cost to the Company. The fee paid to Continental does not include any fees or expenses paid to on-site property managers or leasing commissions paid to third parties, both of which are borne by the Company. During the year ended December 31, 1995, the Company paid Continental property management and other fees totaling $274,000, respectively. See also "The Company - Property Management."

Prior to October 1, 1994, the Advisor received quarterly an annualized fee equal to 1% of invested assets and .4% of mortgage investments. One-half of the fee was subordinate to declaring distributions to Series A common stock shareholders totaling at least 7% per annum on their adjusted price per share, as defined. The agreement also provided for the following compensation and payments to the Advisor and its affiliates, which have been discontinued under the terms of the amended agreement.

     Acquisition fees not to exceed 6% of the contract price of the acquired property for services rendered in connection with the investigation, selection and acquisition of real property, or the origination of mortgage investments.

     Sales commission of 3% of the gross selling price of the Company's real property.

     Subordinated incentive fee of 10% of net proceeds, as defined, from proceeds due to the sale or refinancing of Company real property. The fee is payable to the Advisor provided the Series A stockholders have received cumulative distributions in cash from sales or refinancing equal to their adjusted price per share, as defined, plus a 6% per annum cumulative return.

Item 13. Certain Relationships And Related Transactions (Continued)

During the year ended December 31, 1995, the Company paid or accrued the following amounts for the reimbursements and services noted above:


Advisory fee, charged to related party expense                          $215,000

Reimbursement for data processing accounting and
and certain other expenses charged to related party expense               28,000

Property Management fee, charged to
related party expense                                                    201,000

Leasing commission, capitalized and amortized
over the term of the related lease                                        62,000

Construction supervision fee, capitalized and amortized
over the life of the related investment or the term of the related        11,000
lease


David P. Goss, Michael J. McCulloch, Mark A. TenBoer and Richard S. Barone, who are officers of the Company, are also officers of the Advisor.

                                    PART IV

Item 14.     Exhibits, Financial Statement Schedules And Reports On Form 8-K

(a)   1.    The financial statements of the Company included in Item 8 of this report are listed on the index on page 17.

      2. The supplemental financial statement schedule of the Company included in Item 8 of this report is listed on the index on page 17.

      3.    Exhibits:
            (3.1) Articles of Incorporation 1
            (3.2) Bylaws 1
            (10.1)      Material Contracts - Advisory Agreement 1
            (10.1a)     First Amendment to Advisory Agreement 2
            (10.2)      Material Contracts - Property Management Agreement 2
            (11.) Statement regarding computation of earnings per share.
                  See Note 3 to the Financial Statements.

            1 Documents were filed in the Company's Form S-11 Registration Statement, dated March 30, 1989 (Registration No. 033-26562) and are incorporated herein by reference.

            2 Documents were filed in the Company's Form 10-K for the year ended December 31, 1994, and are incorporated herein by reference.

(b)   Reports filed on Form 8-K.

     No reports on Form 8-K were filed by the Company for the quarter ended December 31, 1995.

                                   SIGNATURE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        FRANKLIN SELECT REAL ESTATE INCOME FUND
                                    (Company)


Date:      March 19, 1996                       By:   /s/ David P. Goss
     -------------------------------                 ------------------
                                                      David P. Goss
                                                      Chief Executive Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company, and in the capacities and on the dates indicated.



Signature                            Title        Date


                                Chief Executive
                                 Officer, and
/s/ David P. Goss                  Director       March 19, 1996
- ------------------------------                    ---------------------
David P. Goss

/s/ Lloyd D. Hanford, Jr.          Director1      March 19, 1996
- ------------------------------                    ---------------------
Lloyd D. Hanford, Jr.

/s/ Egon H. Kraus                  Director1      March 19, 1996
- ------------------------------                    ---------------------
Egon H. Kraus

/s/ Lawrence C. Werner             Director1      March 19, 1996
- ------------------------------                    ---------------------
Lawrence C. Werner

/s/ E. Samuel Wheeler              Director1      March 19, 1996
- ------------------------------                    ---------------------
E. Samuel Wheeler








1 Independent Director