Form 10-Q
period 1996-03-31
FRANKLIN SELECT REAL ESTATE INCOME FUND
filed 1996-05-15
CIK 845613

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       March 31, 1996
                              --------------------------------------------------

                                      OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE CHANGE ACT OF 1934

For the transition period from                      to
                              --------------------------------------------------

Commission file number      1-12708
                     -----------------------------------------------------------

                     Franklin Select Real Estate Income Fund
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

      California                                        94-3095938
- --------------------------------------------------------------------------------
(State or other jurisdiction              (I.R.S. Employer Identification No.)
     of incorporation
     or organization)


  P. O. Box 7777,     San Mateo, California                     94403-7777
- --------------------------------------------------------------------------------
 (Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code     (415) 312-2000
                                                  ------------------------------

                                     N/A
- --------------------------------------------------------------------------------

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

Common Stock Shares Outstanding as of March 31, 1996, Series A:   5,383,296
Common Stock Shares Outstanding as of March 31, 1996, Series B:     185,866





                        PART I - FINANCIAL INFORMATION

                         Item 1. Financial Statements
                    FRANKLIN SELECT REAL ESTATE INCOME FUND
                                BALANCE SHEETS
                     MARCH 31, 1996 AND DECEMBER 31, 1995
                                 (Unaudited)
                  (Dollars in 000's except per share amounts)

                                                            1996        1995
                               ASSETS

Rental property:
  Land                                                      $ 9,686    $ 9,686
  Buildings and improvements                                 33,462     33,385
- -------------------------------------------------------------------------------

                                                             43,148     43,071
  Less: accumulated depreciation                              7,285      6,934
- -------------------------------------------------------------------------------

                                                             35,863     36,137

Cash and cash equivalents                                     3,375      3,251
Mortgage-backed securities, available for sale                4,954      5,202
Deferred rent receivable                                        968        978
Other assets                                                    663        623
- -------------------------------------------------------------------------------

   Total assets                                             $45,823    $46,191
===============================================================================

                LIABILITIES AND STOCKHOLDERS' EQUITY

Tenants' deposits and other liabilities                        $327       $272
Advance rents                                                     9         11
Distributions payable                                           592        592
- -------------------------------------------------------------------------------

   Total liabilities                                            928        875
- -------------------------------------------------------------------------------

Stockholders' equity:
Common stock, Series A, without par value.
 Stated value $10 per share; 50,000,000 shares
 authorized; 5,383,296 shares issued and
 outstanding in 1996 and 1995                                48,857     48,857

Common stock, Series B, without par value.
 Stated value $10 per share; 1,000,000 shares
 authorized; 185,866 shares issued and
 outstanding in 1996 and 1995                                 1,859      1,859

Unrealized loss on mortgage-backed securities                 (146)      (113)

Accumulated distributions in excess of net income           (5,675)    (5,287)
- -------------------------------------------------------------------------------

   Total stockholders' equity                                44,895     45,316
- -------------------------------------------------------------------------------

   Total liabilities and stockholders' equity               $45,823    $46,191
===============================================================================


                      See notes to financial statements.


                            Item 1. Financial Statements
                                     (continued)

                       FRANKLIN SELECT REAL ESTATE INCOME FUND
                              STATEMENTS OF OPERATIONS
              FOR THE THREE MONTH PERIODS ENDED MARCH 31, 1996 AND 1995
                                     (Unaudited)

                     (Dollars in 000's except per share amounts)

                                                           1996      1995

Revenue:

  Rent                                                    $1,154    $1,130
  Interest                                                   125       116
  Dividends                                                    2         1
- ---------------------------------------------------------------------------

    Total revenue                                          1,281     1,247
- ---------------------------------------------------------------------------

Expenses:


  Depreciation and amortization                              378       372
  Operating                                                  312       292
  Related party                                              115       110
  Consolidation expense                                      176         -
  General and administrative                                  96        52
- ---------------------------------------------------------------------------

    Total expenses                                         1,077       826
- ---------------------------------------------------------------------------

Net income                                                  $204      $421
===========================================================================

Net income per share, based on shares
 outstanding of Series A common stock of 5,383,296
 and 5,383,439 at March 31, 1996 and 1995                  $ .04     $ .08
===========================================================================

Distributions per share,  based on shares
 outstanding of Series A common stock of 5,383,296
 and 5,383,439 at March 31, 1996 and 1995                  $ .11     $ .11
===========================================================================









                         See notes to financial statements.



                         Item 1. Financial Statements
                                  (continued)

                    FRANKLIN SELECT REAL ESTATE INCOME FUND
                       STATEMENT OF STOCKHOLDERS' EQUITY
                FOR THE THREE MONTH PERIOD ENDED MARCH 31, 1996
                                  (Unaudited)

                              (Dollars in 000's)


                                Common Stock
                         Series A            Series B
                                                                         Excess of
                                                           Unrealized   Accumulated
                                                            Gain/Loss  Distributions
                                                               on       in Excess of
                     Shares     Amount   Shares   Amount   Securities    Net Income     Total
Balance,
 beginning of
 period              5,383,296  $48,857  185,866    $1,859       $(113)      $(5,287)   $45,316

Unrealized
 loss on
 mortgage- backed
 securities                  -        -        -         -         (33)             -      (33)

Net income                   -        -        -         -            -           204       204

Distributions
 declared                    -        -        -         -            -         (592)     (592)
- ------------------------------------------------------------------------------------------------

Balance, end of
 period              5,383,296  $48,857  185,866    $1,859       $(146)      $(5,675)   $44,895
================================================================================================












                      See notes to financial statements.

                         Item 1. Financial Statements
                                  (continued)

                    FRANKLIN SELECT REAL ESTATE INCOME FUND
                           STATEMENTS OF CASH FLOWS
           FOR THE THREE MONTH PERIODS ENDED MARCH 31, 1996 AND 1995
                                  (Unaudited)

                              (Dollars in 000's)

                                                                1996      1995
Cash flows from operating activities:

Net income                                                       $204      $421
- --------------------------------------------------------------------------------

Adjustments to reconcile net income to net cash
 provided by operating activities:
   Depreciation and amortization                                  378       372
   Decrease in deferred rent receivable                            10        11
   Increase in other assets                                      (67)      (56)
   Increase in tenants' deposits and other liabilities             55        63
   Decrease in advance rents                                      (2)       (2)
- --------------------------------------------------------------------------------

                                                                  374       388
- --------------------------------------------------------------------------------

Net cash provided by operating activities                         578       809
- --------------------------------------------------------------------------------

Cash flow from investing activities:
   Improvements to rental property                               (77)      (10)
   Disposition of mortgage-backed securities                      215        97
- --------------------------------------------------------------------------------

Net cash provided by investing activities                         138        87
- --------------------------------------------------------------------------------

Cash flow from financing activities:
   Distributions paid                                           (592)     (592)
- --------------------------------------------------------------------------------

Net cash used in financing activities                           (592)     (592)
- --------------------------------------------------------------------------------

Net increase in cash and cash equivalents                         124       304

Cash and cash equivalents,
 beginning of period                                            3,251     2,423
- --------------------------------------------------------------------------------

Cash and cash equivalents,
 end of period                                                 $3,375    $2,727
================================================================================




                      See notes to financial statements.



                    FRANKLIN SELECT REAL ESTATE INCOME FUND
                         NOTES TO FINANCIAL STATEMENTS
                                MARCH 31, 1996



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

As of March 31, 1996, the Company's real estate portfolio consisted of a 60% undivided interest in the Shores Office Complex, a three-building office complex located in Redwood City, California, and a fee interest in the Data General Building located in Manhattan Beach, California.

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited financial statements contain all adjustments (consisting of normal recurring accruals) which are necessary, in the opinion of management, for a fair presentation. The statements, which do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, should be read in conjunction with the Company's financial statements for the year ended December 31, 1995.

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

At March 31, 1996, cash equivalents included $248,000 invested in Franklin Money Fund, an investment company managed by an affiliate of the Advisor. Distributions earned from the Franklin Money Fund totaled $2,000 for the three month period ended March 31, 1996.



                    FRANKLIN SELECT REAL ESTATE INCOME FUND
                         NOTES TO FINANCIAL STATEMENTS
                                  MARCH 31, 1996


NOTE 3 - RELATED PARTY TRANSACTIONS (Continued)

The agreements between the Company and the Advisor, or affiliates, provide for certain types of compensation and payments including but not limited to the following for those services rendered for the three month period ended March 31, 1996:


Advisory fee expense, charged to related party expense             $54,000

Reimbursement for data processing, accounting and certain
 other expenses, charged to related party expense                   $4,000

Property management fee, charged to related party expense          $57,000

Leasing commission, capitalized and amortized
 over the term of the related lease                                 $2,000

Construction supervision fee, capitalized and amortized
 over the life of the related investment or the term
 of the related lease                                               $1,000

NOTE 4 - COMMON STOCK AND INCOME PER SHARE

In 1994 the Company issued to the Advisor an exchange right ("the Exchange Right") to exchange its Series B common stock for Series A common stock on a one-for-one basis. The Exchange Right is exercisable only when the Series A shares achieve a trading price on the stock exchange equal to or greater than $10.35 per share for at least 20 consecutive trading days. The rate of exchange and the target price will be subject to change under certain circumstances as provided in the Exchange Right Agreement. No distributions may be paid on the Series B shares prior to exercise of the Exchange Right. After exercise of the Exchange Right, the Advisor, like any other shareholder, will receive distributions on its Series A shares.

Series  A  and   Series  B  common   stock  have  the  same   voting   rights.
Distributions on Series A common stock are declared at the discretion of the Board of Directors.

NOTE 5 - SUBSEQUENT EVENT

Effective May 7, 1996, Franklin Real Estate Income Fund ( "FREIF" ) and Franklin Advantage Real Estate Income Fund ( "Advantage" ) merged into the Company. In connection with the Merger, the Company issued approximately 7,937,000 shares of Series A common stock and 559,718 shares of Series B common stock in exchange for 3,363,877 and 3,009,479 shares of Series A common stock and 319,308 and 124,240 shares of Series B common stock of FREIF and Advantage, respectively, in each case excluding dissenting shares.

Shareholders representing approximately 635,638 shares of FREIF Series A common stock, 4,234 shares of Advantage Series A common stock and 1,077,667 shares of Company Series A common stock elected to exercise dissenter's rights pursuant to Chapter 13 of the California General Corporation Law. The Company, as the surviving corporation after the merger, is required to pay the fair market value for such dissenting shares. The Company has offered the dissenting shareholders approximately $8 million for their shares. The shareholders have asserted approximately $12 million as the fair market value. If the Company and any dissenting shareholder cannot agree on the fair market value, either party may file a complaint in the superior court within six months of mailing the notice of merger, asking the court to determine the fair market value of the dissenting shares.

                    FRANKLIN SELECT REAL ESTATE INCOME FUND
                         NOTES TO FINANCIAL STATEMENTS
                                  MARCH 31, 1996

NOTE 5 - SUBSEQUENT EVENT (Continued)

The following pro forma condensed balance sheet has been prepared as if the merger and the exercise of dissenter's rights had occurred as of March 31, 1996. The pro forma statements of operations for the three months ended March 31, 1996, and the year ended December 31, 1995, have been prepared as if these transactions had occurred January 1, 1995. The pro forma financial information (in 000's except per share amounts) has been presented as a reorganization of entities under common control due to the common management of the Company, FREIF and Advantage by the Advisor. Therefore, the accounts of the Company, FREIF and Advantage have been reflected in the accompanying pro forma financial statements at their historical bases, as adjusted to give effect to the Merger.

                      Pro Forma Condensed Balance Sheet
                             As of March 31, 1996

     Real estate assets, net of accumulated depreciation            $99,012
     Cash and cash equivalents                                        5,618
     Mortgage-backed securities                                       6,809
     Other assets                                                     3,836
     Total assets                                                  $115,275

     Notes and bonds payable                                          6,647
     Other liabilities                                                2,452
     Total liabilities                                                9,099
     Dissenting shareholders' interest                                7,964
     Stockholders' equity                                            98,212
     Total liabilities and stockholders' equity                    $115,275

                 Pro Forma Condensed Statements of Operations

                                              Three months ended    Year ended
                                                   March 31,1996 December 31,
                                                                          1995

     Total revenue                                        $3,474       $14,111
     Total expenses                                        2,776         9,869
     Net income                                             $698        $4,242
     Net income per share                                   $.05          $.30
     Pro forma weighted average shares of
       Series A common stock outstanding                  14,143        14,143

Pro forma weighted average number of Series A shares outstanding has been calculated assuming that shares attributable to dissenting shareholders (equivalent to 1,900,000 shares of the Company's common stock) were outstanding for the periods indicated. If such shares had been retired effective January 1, 1995, pro forma net income per share would have been $.06 and $.35 for the three months ended March 31, 1996, and year ended December 31, 1995, respectively. In addition, the final number of shares to be issued and outstanding is subject to adjustment for rounding of fractional shares.

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

Results of Operations

Comparison of the three month periods ended March 31, 1996 and 1995

Net income for the three month period ended March 31, 1996 decreased $217,000, or 52%, compared to 1995 primarily due to consolidation expenses totaling $176,000, and to the following additional factors: an increase in rental revenue of $24,000; an increase in interest and dividends of $10,000; an increase in depreciation and amortization of $6,000; an increase in operating expenses of $20,000; an increase in related party expenses of $5,000; and an increase in general and administrative expense of $44,000. See Item 4 "Submission of Matters to a Vote of Security Holders" for a discussion of the proposed consolidation. Explanations of the other material changes are as follows:

Rental revenue for the three month period ended March 31, 1996 increased $24,000, or 2%, primarily due to increased rental revenue at the Shores Office Complex, as a result of an increase in average occupancy and rental rates. The average occupancy rate at the Shores Office Complex during the three month periods ended March 31, 1996 and 1995 was 100% and 98%, respectively. The occupancy rate at the Data General Building was 100% for both periods.

Interest and dividend income for the three month period ended March 31, 1996 increased $10,000, or 9%, due to higher yields realized on investments in mortgage-backed securities.

Total expenses for the three month period ended March 31, 1996, increased by $251,000, or 30%, from $826,000 in 1995 to $1,077,000. The increase in total expenses is attributable to the following factors: an increase in consolidation expense of $176,000; an increase in depreciation and amortization of $6,000, or 2%; an increase in operating expenses of $20,000, or 7%; an increase in related party expenses of $5,000, or 5%; and an increase in general and administrative expense of $44,000, or 85%.

Operating expenses for the three month period ended March 31, 1996 increased $20,000, primarily due to an increase in utility expense at the Data General Building.

Related party expense for the three month period ended March 31, 1996 increased $5,000 as a result of an increase in property management fees due to the increases in rental revenue at the Company's properties.

General and administrative expense for the three month period ended March 31, 1996 increased $44,000 primarily due to increases in non-recurring legal fees of $29,000, and directors' fees of $14,000.

Liquidity and Capital Resources

As described in Note 5 to the accompanying financial statements, effective May 7, 1996, Franklin Real Estate Income Fund ( "FREIF" ) and Franklin Advantage Real Estate Income Fund ( "Advantage" ) merged into the Company. In connection with the Merger, the Company issued approximately 7,937,000 shares of Series A common stock and 559,718 shares of Series B common stock in exchange for 3,363,877 and 3,009,479 shares of Series A common stock and 319,308 and 124,240 shares of Series B common stock of FREIF and Advantage, respectively, in each case excluding dissenting shares.

                        PART I - FINANCIAL INFORMATION

                       Item 2.  Management's Discussion
                      and Analysis of Financial Condition
                            and Results of Operations

Liquidity and Capital Resources (Continued)

Shareholders representing approximately 635,638 shares of FREIF Series A common stock, 4,234 shares of Advantage Series A common stock and 1,077,667 shares of Company Series A common stock elected to exercise dissenter's rights pursuant to Chapter 13 of the California General Corporation Law. The Company, as the surviving corporation after the merger, is required to pay the fair market value for such dissenting shares. The Company has offered the dissenting shareholders approximately $8 million for their shares. The shareholders have asserted approximately $12 million as the fair market value. If the Company and any dissenting shareholder cannot agree on the fair market value, either party may file a complaint in the superior court within six months of mailing the notice of merger, asking the court to determine the fair market value of the dissenting shares. The Company's source of capital to purchase the dissenting shares will vary depending upon the amount of funds required. The most likely sources are the Company's cash reserves, the liquidation of its marketable securities, or debt financing. At March 31, 1996, the cash reserves and marketable securities of the Company after the merger totaled approximately $12.4 million, and the assets and liabilities of the Company on a pro forma, post-merger basis are approximately $115.3 million and $9 million, respectively. Therefore, management believes that it has adequate sources of capital to purchase the dissenting shares.

The Company's principal source of capital for the acquisition and major renovation of properties has been the proceeds from the initial public offering of its stock. The Company's cash flow has been its principal source of capital for minor property improvements, leasing costs and the payment of quarterly distributions. At March 31, 1996, the Company's cash reserves, including mortgage-backed securities, aggregated $8,329,000. The Company's investment in mortgage-backed securities consists of GNMA, FNMA and FMLMC adjustable rate pass-through certificates in which payments of principal and interest are guaranteed by the respective agencies. However, changes in market interest rates cause the security's market value to fluctuate, which could result in a gain or loss to the Company if the securities are sold before maturity.

As of March 31, 1996, the Company had no formal borrowing arrangements with a bank and has no long-term debt. Each of the Company's properties is owned free and clear of mortgage indebtedness.

Management continues to evaluate other properties for acquisition by the Company. In the short-term and in the long term, management believes that the Company's current sources of capital will continue to be adequate to meet both its operating requirements and the payment of dividends.

Net cash provided by operating activities for the three month period ended March 31, 1996 was $578,000, or $231,000 less than the same period in 1995. The decrease in cash flow is primarily attributable to the decrease in net income as described under "Results of Operations".

Net cash provided by investing activities for the three month period ended March 31, 1996, increased $51,000 when compared to the same period in 1995. The increase was due to an increase in principal payments received from mortgage-backed securities which was partially offset by an increase in improvements to rental property.

Net cash used in financing activities remained unchanged.


                        PART I - FINANCIAL INFORMATION

                       Item 2.  Management's Discussion
                      and Analysis of Financial Condition
                            and Results of Operations

Liquidity and Capital Resources (Continued)

Funds from Operations for the three month period ended March 31, 1996 decreased $211,000, or 27%, to $582,000 compared to the same period in 1995. The decrease is primarily due to the decrease in net income as described under "Results of Operations". The Company believes that Funds from Operations is helpful in understanding a property portfolio in that such calculation reflects income from operating activities and the properties' ability to support general operating expenses and interest expense before the impact of certain activities, such as gains and losses from property sales and changes in the accounts receivable and accounts payable. However, it does not measure whether income is sufficient to fund all of the Company's cash needs including principal amortization, capital improvements and distributions to shareholders. Funds from Operations should not be considered an alternative to net income or any other GAAP measurement of performance or as an alternative to cash flows from operating, investing, or financing activities as a measure of liquidity. As defined by the National Association of Real Estate Investment Trusts, Funds from Operations is net income ( computed in accordance with GAAP ), excluding gains or losses from debt restructuring and sales of property, plus depreciation and amortization, and after adjustment for unconsolidated joint ventures. The Company reports
Funds from Operations in accordance with the NAREIT definition. For the periods presented, Funds from Operations represents net income plus depreciation and amortization. The measure of Funds from Operations as reported by the Company may not be comparable to similarly titled measures of other companies that follow different definitions.

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

During the three-month period ended March 31, 1996, the Company declared distributions totaling $592,000.



                          PART II - OTHER INFORMATION

                        Item 4. Submission of Matters
                          to Vote of Security Holders

On November 2, 1995, the Boards of Directors of the Company and of two other real estate investment trusts that Franklin Properties, Inc. advises, Franklin Advantage Real Estate Income Fund ("Advantage") and Franklin Real Estate Income Fund ("FREIF"), authorized the execution of a Merger Agreement and the filing of a Joint Proxy Statement/Prospectus with the Securities and Exchange Commission. The Prospectus was filed on November 13, 1995, and became effective on March 14, 1996.

At a Special Meeting of Shareholders held on May 7, 1996, the proposed merger of the Company with Advantage and FREIF was approved. Among other requirements, completion of the merger was subject to the approval of a majority of the outstanding shares of each of the three companies. The actual tabulation of the vote was as follows:

                                                        FOR   AGAINST ABSTAIN

Franklin Real Estate Income Fund                     54.34%    20.84%   3.12%

Franklin Select Real Estate Income Fund              52.30%    24.78%   2.66%

Franklin Advantage Real Estate Income Fund           73.79%     4.05%   2.43%

In the merger, the Advantage and FREIF were merged into the Company, which will be renamed Franklin Select Realty Trust. Shares of the Company will be issued in exchange for the shares of Advantage and FREIF on the basis described in the Joint Proxy Statement/Prospectus.

There were no other matters submitted to a vote of security holders during the quarter covered by this report.

                   Item 6. Exhibits and Reports on Form 8-K


(a)   Not applicable

(b)   Reports on Form 8-K

      No reports on Form 8-K were filed by the Registrant during the quarter ended March 31, 1996.












                                  SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    FRANKLIN SELECT REAL ESTATE INCOME FUND


                                  By:/s/ David P. Goss
                                       David P. Goss
                                       Chief Executive Officer


                                    Date:     May 12, 1996