Form 10-Q
period 1996-06-30
FRANKLIN SELECT REALTY TRUST
filed 1996-08-12
CIK 845613

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     JUNE 30, 1996
                               -------------------------------------------------

OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ____________  to ____________________


Commission file number           1-12708
                         -------------------------------------------------------

                          FRANKLIN SELECT REALTY TRUST
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          CALIFORNIA                                                94-3095938
- --------------------------------------------------------------------------------
     (State or other jurisdiction of incorporation or organization)      (I.R.S.
                                                    Employer Identification No.)


   P. O. BOX 7777,   SAN MATEO, CALIFORNIA                      94403-7777
- --------------------------------------------------------------------------------
   (Address of principal executive offices)                     (Zip Code)


Registrant's telephone number, including area code       (415) 312-2000
                                                    ----------------------------

                                       N/A
- --------------------------------------------------------------------------------
   Former name, former address and former fiscal year, if changed since last report

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes   X     No
                                          ---        ---

Common Stock Shares Outstanding as of June 30, 1996, Series A:        13,328,001
Common Stock Shares Outstanding as of June 30, 1996, Series B:           745,584



                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                          FRANKLIN SELECT REALTY TRUST
                                 BALANCE SHEETS
                       JUNE 30, 1996 AND DECEMBER 31, 1995
                      -------------------------------------
                                   (Unaudited)

(Shares and dollars in thousands, except per                                                   Restated
 share amounts)                                                         1996                     1995
- -------------------------------------------------------------------------------------------------------
ASSETS:
Rental property:
  Land                                                                $ 30,949                 $30,949
  Buildings and improvements                                            83,396                  83,121
- -------------------------------------------------------------------------------------------------------
                                                                       114,345                 114,070
  Less: accumulated depreciation                                        15,947                  14,416
- -------------------------------------------------------------------------------------------------------
                                                                        98,398                  99,654

Cash and cash equivalents                                                5,055                   6,186
Mortgage-backed securities, available
 for sale                                                                6,452                   7,135
Deferred rent receivable                                                 1,941                   1,970
Other assets                                                             1,674                   1,512
- -------------------------------------------------------------------------------------------------------
   Total assets                                                       $113,520                $116,457
=======================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY:
Notes and bonds payable                                                 $6,629                  $7,145
Tenants' deposits and other liabilities                                    613                     741
Advance rents                                                               48                      64
Distributions payable                                                      533                   1,521
- -------------------------------------------------------------------------------------------------------
   Total liabilities                                                     7,823                   9,471
- -------------------------------------------------------------------------------------------------------

Dissenting shareholders' interest:                                       7,933                       -
- -------------------------------------------------------------------------------------------------------

Stockholders' equity:
Common stock, Series A, without par value.
  Stated value $10 per share; 110,000 shares
  authorized; 13,328 and 14,145 shares issued
  and outstanding in 1996 and 1995                                     103,628                 111,569

Common stock, Series B, without par value.
  Stated value $10 per share; 2,500 shares
  authorized; 746 shares issued and
  outstanding in 1996 and 1995                                           6,294                   6,294

Unrealized loss on mortgage-backed securities                            (232)                   (164)

Accumulated distributions in excess
 of net income                                                        (11,926)                (10,713)
- -------------------------------------------------------------------------------------------------------
   Total stockholders' equity                                           97,764                 106,986
- -------------------------------------------------------------------------------------------------------
   Total liabilities, dissenting shareholders'
    interest and stockholders' equity                                 $113,520                $116,457
===============================================================================-=======================



   The accompanying notes are an integral part of these financial statements.



                          FRANKLIN SELECT REALTY TRUST

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                    THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                              RESTATED                      RESTATED
                                                                JUNE 30        JUNE 30         JUNE 30       JUNE 30
(Amounts in thousands, except per
 share amounts)                                                    1996           1995            1996          1995
- -------------------------------------------------------- --------------- -------------- --------------- -------------

REVENUE:
  Rent                                                           $3,447         $3,402          $6,732        $6,687
  Interest                                                          161            163             344           327
  Dividends                                                           5              4              11             7
- -------------------------------------------------------- --------------- -------------- --------------- -------------
    Total revenue                                                 3,613          3,569           7,087         7,021
- -------------------------------------------------------- --------------- -------------- --------------- -------------

EXPENSES:

  Interest                                                          153            151             314           322
  Depreciation and amortization                                     830            840           1,655         1,674
  Operating                                                         854            900           1,684         1,684
  Related party                                                     310            260             560           512
  Consolidation expense                                             244              -             706             -
  General and administrative                                        144            100             337           232
- -------------------------------------------------------- --------------- -------------- --------------- -------------

    Total expenses                                                2,535          2,251           5,256         4,424
- -------------------------------------------------------- --------------- -------------- --------------- -------------

NET INCOME                                                       $1,078         $1,318          $1,831        $2,597
======================================================== =============== ============== =============== =============

Net income per share, based on
 the weighted average shares
 outstanding of Series A common
 stock of 14,145 for the six month
 periods ended June 30, 1996, and
 1995; and 14,145 and 14,146 for
 the three month periods ended June
 30, 1996 and 1995, respectively                                  $ .08          $ .09           $ .13         $ .18
======================================================== =============== ============== =============== =============

Distributions per share, based on
 the weighted  average shares
 outstanding of Series A common
 stock of 13,898 and 14,145 for
 the six month periods ended June
 30, 1996 and 1995; and 13,651 and
 14,146 for the three month periods
 ended June 30, 1996 and 1995,
 respectively                                                      $.11          $ .11           $ .22         $ .22
======================================================== =============== ============== =============== =============



   The accompanying notes are an integral part of these financial statements.



                          FRANKLIN SELECT REALTY TRUST

                        STATEMENT OF STOCKHOLDERS' EQUITY
                  FOR THE SIX MONTH PERIOD ENDED JUNE 30, 1996
                 ----------------------------------------------
                                   (Unaudited)



                                  Common Stock
               --------------------------------------------------
                         Series A             Series B
               ----------------------      ----------------------

                                                                                                 Excess of
                                                                                Unrealized      Accumulated
                                                                                 Gain/(Loss)   Distributions
(Amounts in                                                                          on         in Excess of
 thousands)                    Shares        Amount       Shares      Amount      Securities     Net Income        Total
- --------------------------- ------------- ------------- ----------- ------------ ------------ --------------- --------------
Balance,
 beginning of
 period                          14,145      $111,569        746      $6,294         $(164)       $(10,713)       $106,986

Dissenting
 shareholders'
 interest                         (817)       (7,941)          -           -              -               -        (7,941)

Unrealized
 loss on
 mortgage-backed
 securities                           -             -          -           -           (68)               -           (68)

Net income                            -             -          -           -              -           1,831          1,831

Distributions
 declared                             -             -          -           -              -         (3,044)        (3,044)
- --------------------------- ------------- ------------- ---------- ----------- -------------- --------------- --------------

Balance,
 end of period                   13,328      $103,628        746      $6,294         $(232)       $(11,926)        $97,764
=========================== ============= ============= ========== =========== ============== =============== ==============



   The accompanying notes are an integral part of these financial statements.



                          FRANKLIN SELECT REALTY TRUST

                             STATEMENT OF CASH FLOWS
             FOR THE SIX MONTH PERIODS ENDED JUNE 30, 1996 AND 1995
             ------------------------------------------------------
                                   (Unaudited)



(Dollars in thousands)                                                     1996           1995
- ----------------------------------------------------------------- --------------- --------------
Cash flows from operating activities:
Net income                                                                $1,831         $2,597
- ----------------------------------------------------------------- --------------- --------------

Adjustments to reconcile net income to net cash
 provided by operating activities:
   Depreciation and amortization                                           1,655          1,674
   (Increase) decrease in deferred rent receivable                            29            (4)
   Increase in other assets                                                (288)          (269)
   Decrease in tenants' deposits and other liabilities                     (128)           (42)
   Decrease in advance rents                                                (16)           (19)
- ----------------------------------------------------------------- --------------- --------------

                                                                           1,246          1,340
- ----------------------------------------------------------------- --------------- --------------

Net cash provided by operating activities                                  3,077          3,937
- ----------------------------------------------------------------- --------------- --------------

Cash flow from investing activities:
   Improvements to rental property                                         (275)          (173)
   Disposition of mortgage-backed securities                                 615            262
- ----------------------------------------------------------------- --------------- --------------

Net cash provided by investing activities                                    340             89
- ----------------------------------------------------------------- --------------- --------------

Cash flow from financing activities:
   Distributions paid                                                    (4,032)        (3,164)
   Dissenting shareholders' interest paid                                    (8)              -
   Payoff of seller carryback note                                         (480)              -
   Principal payment on notes and bonds payable                             (36)           (35)
   Redemption of Series A common stock                                         -            (3)
- ----------------------------------------------------------------- --------------- --------------

Net cash used in financing activities                                    (4,548)        (3,202)
- ----------------------------------------------------------------- --------------- --------------


Net increase (decrease) in cash and cash equivalents                     (1,131)            824

Cash and cash equivalents,
 beginning of period                                                       6,186          4,200
- ----------------------------------------------------------------- --------------- --------------

Cash and cash equivalents,
 end of period                                                            $5,055         $5,024
================================================================= =============== ==============



   The accompanying notes are an integral part of these financial statements.



                          FRANKLIN SELECT REALTY TRUST

                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1996
              ------------------------------------------------------



NOTE 1 - ORGANIZATION
- ---------------------

Franklin Select Realty Trust (the "Company") (formerly Franklin Select Real Estate Income Fund) is a California corporation formed on January 5, 1989 for the purpose of investing in income-producing real property. The Company is a real estate investment trust ("REIT") having elected to qualify as a REIT under the applicable provisions of the Internal Revenue Code since 1989. Under the Internal Revenue Code and applicable state income tax law, a qualified REIT is not subject to income tax if at least 95% of its taxable income is currently distributed to its stockholders and other REIT tests are met. The Company has distributed at least 95% of its taxable income and intends to distribute substantially all of its taxable income in the future. Accordingly, no provision is made for income taxes in these financial statements.

On May 7, 1996, Franklin Real Estate Income Fund ( "FREIF" ) and Franklin Advantage Real Estate Income Fund ( "Advantage" ) merged into the Company. In connection with the merger of the three companies ("the Merger"), the Company issued approximately 7,945,000 shares of Series A common stock and 559,718 shares of Series B common stock in exchange for 3,363,877 and 3,013,713 shares of Series A common stock and 319,308 and 124,240 shares of Series B common stock of FREIF and Advantage, respectively, in each case excluding dissenting shares.

Shareholders representing approximately 635,638 shares of FREIF Series A common stock and 1,077,667 shares of Company Series A common stock elected to exercise dissenter's rights pursuant to Chapter 13 of the California General Corporation Law. The Company, as the surviving corporation after the merger, is required to pay the fair market value for such dissenting shares. The Company has offered the dissenting shareholders approximately $7.9 million for their shares. The shareholders have asserted approximately $12 million as the fair market value. If the Company and any dissenting shareholder cannot agree on the fair market value, either party may file a complaint in the superior court within six months of mailing the notice of merger, asking the court to determine the fair market value of the dissenting shares.

As of June 30, 1996, the Company's real estate portfolio consisted of fee interests in the Shores Office Complex, a three-building office complex located in Redwood City, California; the Data General Building located in Manhattan Beach, California; the Mira Loma Shopping Center, a shopping center located in Reno, Nevada; three separate research and development buildings in the Northport Business Park, located in Fremont, California; the Glen Cove Shopping Center located in Vallejo, California; the Fairway Center, a two story office building located in Brea, California; and the Carmel Mountain Gateway Plaza, a retail center located in San Diego, California.

NOTE 2 - BASIS OF PRESENTATION
- ------------------------------

The accompanying unaudited financial statements have been presented as a reorganization of entities under common control due to the common management of the Company, FREIF and Advantage by the Advisor and are reflected in the financial statements at their combined historical bases. Prior periods have been restated to give effect to the merger.

The accompanying unaudited financial statements contain all adjustments (consisting of normal recurring accruals) which are necessary, in the opinion of management, for a fair presentation. The statements, which do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, should be read in conjunction with the Company's, FREIF's and Advantage's financial statements for the year ended December 31, 1995.



                          FRANKLIN SELECT REALTY TRUST

                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1996
                    ----------------------------------------



NOTE 3 - RELATED PARTY TRANSACTIONS
- -----------------------------------

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

At June 30, 1996, cash equivalents included $1,030,000 invested in Franklin Money Fund, an investment company managed by an affiliate of the Advisor. Distributions earned from the Franklin Money Fund totaled $11,000 for the six month period ended June 30, 1996.

The agreements between the Company and the Advisor, or affiliates, provide for certain types of compensation and payments including but not limited to the following for those services rendered for the six month period ended June 30, 1996:

Advisory fee expense, charged to related party expense               $231,000

Reimbursement for data processing, accounting and certain             $31,000
 other expenses, charged to related party expense

Property management fee, charged to related party expense            $298,000

Leasing commission, capitalized and amortized
 over the term of the related lease                                   $73,000

Construction supervision fee, capitalized and amortized
 over the life of the related investment or the term
 of the related lease                                                  $1,000

NOTE 4 - COMMON STOCK AND PER SHARE INFORMATION
- -----------------------------------------------

In 1994, the Company issued to the Advisor an exchange right to exchange the Series B common stock held by the Advisor for Series A common stock. In connection with the Merger, the Company issued an additional exchange right to the Advisor in respect to the shares of Series B common stock held by Advisor in FREIF and Advantage which were exchanged in the merger for Series B shares of the Company. The exchange rights are exercisable only when the Series A common stock achieves certain target trading prices for 20 consecutive trading days. The number of shares of Series B common stock that will exchange for Series A common stock, and the related trading prices that must be achieved are as follows: 149,088 Series B shares will be exchanged for 149,088 Series A shares at a target trading price of $8.42, 185,866 Series B shares will be exchanged for 185,866 Series A shares at a target trading price of $10.35, and 410,630 Series B shares will be exchanged for 287,441 Series A shares at a target trading price of $11.33. The rates of exchange and trading prices will be subject to change under certain circumstances as provided in the Exchange Right Agreement.

No distributions will be paid on the Series B shares prior to exercise of the exchange rights. After exercise of an exchange right, the Advisor, like any other shareholder, will receive distributions on its Series A shares.

Series A and Series B common stock have the same voting rights. Distributions on Series A common stock are declared at the discretion of the Board of Directors.



                          FRANKLIN SELECT REALTY TRUST

                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1996
                    ----------------------------------------



NOTE 4 - COMMON STOCK AND PER SHARE INFORMATION (CONTINUED)
- -----------------------------------------------

For purposes of calculating net income per share, the weighted average shares outstanding of Series A common stock has been calculated assuming that shares attributable to remaining dissenting shareholders (equivalent to approximately
1.9 million shares of the Company's common stock) were outstanding for the periods reported.

NOTE 5 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
- ---------------------------------------------------------

For the six month period ended June 30, 1996 the Company paid $314,000 of interest.



                          FRANKLIN SELECT REALTY TRUST



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION
- ------------

Management's discussion and analysis of financial condition and results of operations should be read in conjunction with the Financial Statements and Notes thereto.

As more fully described under Liquidity and Capital Resources, on May 7, 1996 Franklin Real Estate Income Fund and Franklin Advantage Real Estate Income Fund merged into the Company. The financial statements of the Company have been presented as a reorganization of entities under common control and therefore, the financial statements, discussions of operations and liquidity and capital are reflected at their combined historical bases. The Company now owns seven office, industrial and retail properties located in the major metropolitan areas of northern and southern California and Nevada.

RESULTS OF OPERATIONS
- ---------------------

COMPARISON OF THE SIX MONTH PERIODS ENDED JUNE 30, 1996 AND 1995

Net income for the six month period ended June 30, 1996 decreased $766,000, or 29%, compared to 1995 primarily due to non-recurring consolidation expenses totaling $706,000 and general and administrative expenses of $72,000 also related to the merger.

Total revenue for the six month period ended June 30, 1996 increased $66,000, or 1%, compared to the same period in 1995. The increase is attributable to an increase in rental revenue of $45,000 as a result of improved occupancy at the Shores Office Complex to 100% at June 30, 1996 and to an increase in interest and dividend revenue of $21,000 primarily due to higher yields realized on investments in mortgage-backed securities

Total expenses for the six month period ended June 30, 1996, increased $832,000, or 19% from $4,424,000 in 1995 to $5,256,000 in 1996. The increase in total expenses primarily resulted from non-recurring expenses of the merger. Explanations of the material changes in total expenses are as follows:

Related  party  expense for the six month period  ended June 30, 1996  increased
$48,000 as a result of increases in advisory fees of $55,000 and property management fees of $12,000. These increases were partially offset by a decrease in data processing expense of $19,000.

General and administrative expense for the six month period ended June 30, 1996, increased $105,000 primarily due to increases in non-recurring legal fees of $36,000, and merger related expenses of $72,000.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

As described in Note 1 to the accompanying financial statements, effective May 7, 1996, Franklin Real Estate Income Fund ( "FREIF" ) and Franklin Advantage Real Estate Income Fund ( "Advantage" ) merged into the Company. In connection with the Merger, the Company issued approximately 7,945,000 shares of Series A common stock and 559,718 shares of Series B common stock in exchange for 3,363,877 and 3,009,479 shares of Series A common stock and 319,308 and 124,240 shares of Series B common stock of FREIF and Advantage, respectively, in each case excluding dissenting shares.

Shareholders representing approximately 635,638 shares of FREIF Series A common stock, and 1,077,667 shares of Company Series A common stock elected to exercise dissenter's rights pursuant to Chapter 13 of the California General Corporation Law. The Company, as the surviving corporation after the merger, is required to pay the fair market value for such dissenting shares. The Company has offered the dissenting shareholders approximately $7.9 million for their shares. The shareholders have asserted approximately $12 million as the fair market value. If the Company and any



                          FRANKLIN SELECT REALTY TRUST



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)
- -------------------------------

dissenting shareholder cannot agree on the fair market value, either party may file a complaint in the superior court within six months of mailing the notice of merger, asking the court to determine the fair market value of the dissenting shares. Alternatively, if an agreement is not reached and neither party files a complaint within the six month period, then the Company's dissenting shares will cease to be dissenting, and the FREIF dissenting shares will be converted to approximately 817,000 shares of Series A common stock of the Company. In that event, the Company would be relieved of the obligation to purchase the dissenting shares, and the Company's total payments for quarterly cash distributions would return to a level substantially equal to the total distributions that were paid by the Company, FREIF and Advantage, on a combined basis prior, to the Merger. The Company's cash distributions per share are expected to remain unchanged regardless of how the dissenting shares are resolved. The Company's source of capital to purchase the dissenting shares will vary depending upon the amount of funds required. The most likely sources are the Company's cash reserves, the liquidation of its marketable securities, or debt financing. At June 30, 1996, the cash reserves and marketable securities of the Company totaled approximately $11.5 million, and the assets and liabilities of the Company are approximately $113.5 million and $8 million, respectively. Therefore, management believes that it has adequate sources of capital to purchase the dissenting shares.

The Company's principal source of capital for the acquisition and major renovation of properties has been the proceeds from the initial public offering of its stock. The Company's cash flow has been its principal source of capital for minor property improvements, leasing costs and the payment of quarterly distributions. The Company's investment in mortgage-backed securities consists of GNMA, FNMA and FMLMC adjustable rate pass-through certificates in which payments of principal and interest are guaranteed by the respective agencies. However, changes in market interest rates cause the market value of the securities to fluctuate, which could result in a realized gain or loss to the Company if the securities are sold before maturity.

In the short-term and in the long term, management believes that the Company's current sources of capital will continue to be adequate to meet both its operating requirements and the payment of dividends.

Net cash provided by operating activities for the six month period ended June 30, 1996 was $3,077,000, or $860,000 less than the same period in 1995. The decrease in cash flows provided by operating activities is primarily attributable to the decrease in net income as described under "Results of Operations".

Net cash provided by investing activities for the six month period ended June 30, 1996, increased $251,000 when compared to the same period in 1995. The increase was due to an increase in principal payments received from mortgage-backed securities which was partially offset by an increase in improvements to rental property.

Net cash used in financing activities increased $1,346,000 reflecting the payment of an interim cash distribution to shareholders in May, 1996 and the payoff of the Fairway Center note payable in the amount of $480,000 in March, 1996.

Funds from Operations for the six month period ended June 30, 1996 decreased $785,000, or 18%, to $3,486,000 compared to the same period in 1995. The decrease is primarily due to $778,000 of total merger related expenses incurred in 1996. The Company believes that Funds from Operations is helpful in understanding a property portfolio in that such calculation reflects income from operating activities and the properties' ability to support general operating expenses and interest expense before the impact of certain activities, such as gains and losses from property sales and changes in the accounts receivable and accounts payable. However, it does not measure whether income is sufficient to fund all of the Company's cash needs including principal amortization, capital improvements and distributions to shareholders. Funds from Operations should not be considered an alternative to net income or any other GAAP measurement of performance or as an alternative to cash flows from operating, investing, or financing activities as a measure of liquidity. As defined by the National Association of Real Estate Investment Trusts, Funds from Operations



                          FRANKLIN SELECT REALTY TRUST



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)
- -------------------------------

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

IMPACT OF INFLATION
- -------------------
The Company's management believes that inflation may have a positive effect on the Company's property portfolio, but this effect generally will not be fully realized until such properties are sold or exchanged. The Company's policy of negotiating leases which incorporate operating expense "pass-through" provisions is intended to protect the Company against increased operating costs resulting from inflation.

DISTRIBUTIONS
- -------------
Distributions are declared quarterly at the discretion of the Board of Directors. The Company's present distribution policy is to at least annually evaluate the current distribution rate in light of anticipated tenant turnover over the next two or three years, the estimated level of associated improvements and leasing commissions, planned capital expenditures, any debt service requirements and the Company's other working capital requirements. After balancing these considerations, and considering the Company's earnings and cash flow, the level of its liquid reserves and other relevant factors, the Company seeks to establish a distribution rate which:

          i) provides a stable distribution which is sustainable despite short term fluctuations in property cash flows;
          ii) maximizes the amount of cash flow paid out as distributions consistent with the above listed objective; and
          iii) complies with the Internal Revenue Code requirement that a REIT annually pay out as distributions not less than 95% of its taxable income.

During  the  six-month   period  ended  June  30,  1996,  the  Company  declared
distributions totaling $3,044,000.



                          FRANKLIN SELECT REALTY TRUST

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

In the merger, Advantage and FREIF were merged into the Company, which was renamed Franklin Select Realty Trust. Shares of the Company were issued in exchange for the shares of Advantage and FREIF on the basis described in the Joint Proxy Statement/Prospectus.

There were no other matters submitted to a vote of security holders during the quarter covered by this report.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Not applicable

     (b)  Reports on Form 8-K

          On May 21, 1996, the Company filed a report dated May 7, 1996 (date of earliest event reported) on Form 8-K, with respect to the authorized execution of an Agreement and Plan of Merger and the authorized filing of a Joint Proxy Statement/Prospectus with the Securities and Exchange Commission.



                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          FRANKLIN SELECT REALTY TRUST


                                          By:  /S/ DAVID P. GOSS
                                               David P. Goss
                                               Chief Executive Officer


                                          Date:  AUGUST 8, 1996