Form 10-Q
period 1996-09-30
FRANKLIN SELECT REALTY TRUST
filed 1996-11-14
CIK 845613

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     SEPTEMBER 30, 1996
                              -------------------------------------------------
OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                 to
                              -----------------  ------------------------------

Commission file number      1-12708
                      ---------------------------------------------------------

                             FRANKLIN SELECT REALTY TRUST
-------------------------------------------------------------------------------
              (Exact name of registrant as specified in its charter)


   CALIFORNIA                                                        94-3095938
-------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                             Identification No.)


  P. O. BOX 7777,        SAN MATEO, CALIFORNIA                      94403-7777
-------------------------------------------------------------------------------
                (Address of principal executive offices)        (Zip Code)


Registrant's telephone number, including area code   (415) 312-2000
                                                  -----------------------------

                                         N/A
-------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

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

Common Stock Shares Outstanding as of September 30, 1996, Series A: 13,328,001 Common Stock Shares Outstanding as of September 30, 1996, Series B: 745,584

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                          FRANKLIN SELECT REALTY TRUST
                                 BALANCE SHEETS
                    SEPTEMBER 30, 1996 AND DECEMBER 31, 1995
                                   (Unaudited)



                                                                                                           Restated
(Shares and dollars in thousands,
 except per share amounts)                                                                1996                 1995
-------------------------------------------------------------------------- -------------------- --------------------
ASSETS:
Rental property:
  Land                                                                                $ 30,949              $30,949
  Buildings and improvements                                                            83,464               83,121
-------------------------------------------------------------------------- -------------------- --------------------
                                                                                       114,413              114,070
  Less: accumulated depreciation                                                        16,716               14,416
-------------------------------------------------------------------------- -------------------- --------------------
                                                                                        97,697               99,654

Cash and cash equivalents                                                                7,139                6,186
Mortgage-backed securities,
 available for sale                                                                      6,194                7,135
Deferred rent receivable                                                                 1,928                1,970
Other assets                                                                             1,532                1,512
-------------------------------------------------------------------------- -------------------- --------------------
   Total assets                                                                       $114,490             $116,457
========================================================================== ==================== ====================

LIABILITIES AND STOCKHOLDERS' EQUITY:
Notes and bonds payable                                                                 $6,611               $7,145
Tenants' deposits and other liabilities                                                    953                  741
Advance rents                                                                               37                   64
Distributions payable                                                                    1,466                1,521
-------------------------------------------------------------------------- -------------------- --------------------
   Total liabilities                                                                     9,067                9,471
-------------------------------------------------------------------------- -------------------- --------------------

Dissenting shareholders' interest:                                                       8,400                    -
-------------------------------------------------------------------------- -------------------- --------------------

Stockholders' equity:
Common stock, Series A, without par value. Stated value $10 per share; 110,000 shares authorized; 13,328 and 14,145 shares issued
  and outstanding in 1996 and 1995                                                     103,161              111,569

Common stock, Series B, without par value. Stated value $10 per share; 2,500 shares authorized; 746 shares issued and
  outstanding in 1996 and 1995                                                           6,294                6,294

Unrealized loss on mortgage-backed
 securities                                                                              (227)                (164)

Accumulated distributions
 in excess of net income                                                              (12,205)             (10,713)
-------------------------------------------------------------------------- -------------------- --------------------
   Total stockholders' equity                                                           97,023              106,986
-------------------------------------------------------------------------- -------------------- --------------------
   Total liabilities, dissenting
    shareholders' interest and
    stockholders' equity                                                              $114,490             $116,457
========================================================================== ==================== ====================



The accompanying notes are an integral part of these financial statements.



                                           FRANKLIN SELECT REALTY TRUST

                                             STATEMENTS OF OPERATIONS
                                                    (Unaudited)



                                                                        THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                                  RESTATED                         RESTATED
                                                                 SEPTEMBER       SEPTEMBER        SEPTEMBER       SEPTEMBER
                                                                        30              30               30              30
(Amounts in thousands,
 except per share amounts)                                            1996            1995             1996             1995
----------------------------------------------------------- --------------- --------------- ---------------- ---------------

REVENUE:

  Rent                                                              $3,412          $3,408          $10,144         $10,087
  Interest                                                             164             181              508             508
  Dividends                                                             21               6               32              13
  Other                                                                  -               2                -              10
----------------------------------------------------------- --------------- --------------- ---------------- ---------------

    Total revenue                                                    3,597           3,597           10,684          10,618
----------------------------------------------------------- --------------- --------------- ---------------- ---------------

EXPENSES:

  Interest                                                             153             187              467             509
  Depreciation and amortization                                        836             833            2,491           2,507
  Operating                                                          1,006           1,127            2,690           2,811
  Related party                                                        304             260              864             772
  Consolidation expense                                               (26)             173              680             173
  General and administrative                                           137             124              474             356
----------------------------------------------------------- --------------- --------------- ---------------- ---------------

    Total expenses                                                   2,410           2,704            7,666           7,128
----------------------------------------------------------- --------------- --------------- ---------------- ---------------

NET INCOME                                                          $1,187            $893           $3,018          $3,490
=========================================================== =============== =============== ================ ===============

Net income per share, based on the
weighted average shares outstanding of Series
A common stock of 14,145for the nine month
periods ended September 30, 1996 and
1995; and for the three month periods
ended September 30, 1996
 and 1995.                                                           $ .08           $ .06            $ .21           $ .25
=========================================================== =============== =============== ================ ===============

Distributions per share, based on
the weighted average shares outstanding of
Series A common stock of 13,710 and
14,145 for the nine month periods ended
September 30, 1996 and 1995; and 13,328
and 14,145 for the three month periods
 ended September
 30, 1996 and 1995, respectively                                      $.11           $ .11            $ .33           $ .33
=========================================================== =============== =============== ================ ===============


The accompanying notes are an integral part of these financial statements.

                                           FRANKLIN SELECT REALTY TRUST

                                         STATEMENT OF STOCKHOLDERS' EQUITY
                                FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 1996
                                                    (Unaudited)



                                     Common Stock
                    ------------------------------------------------
                             Series A                    Series B
                    ----------------------------     -----------------
                                                                           Unrealized
                                                                             Loss on           Accumulated
                                                                            Mortgage-         Distributions
(Amounts in                                                                   backed          in Excess of
 thousands)            Shares        Amount        Shares      Amount      Securities          Net Income          Total
------------------- ------------- -------------- ----------- ----------- ---------------- -------------------- --------------
Balance,
 beginning of
 period                   14,145       $111,569        746     $6,294            $ (164)            $(10,713)       $106,986

Dissenting
 shareholders'
 interest                  (817)        (8,408)          -          -                  -                    -        (8,408)

Unrealized
 loss on
 mortgage-
 backed
 securities                    -              -          -          -               (63)                    -           (63)

Net income                     -              -          -          -                  -                3,018          3,018

Distributions
 declared                      -              -          -          -                  -              (4,510)        (4,510)
------------------- ------------- -------------- ---------- ---------- ------------------ -------------------- --------------

Balance,
 end of
 period                   13,328       $103,161        746     $6,294             $(227)            $(12,205)        $97,023
=================== ============= ============== ========== ========== ================== ==================== ==============

The accompanying notes are an integral part of these financial statements.


                                           FRANKLIN SELECT REALTY TRUST

                                              STATEMENT OF CASH FLOWS
                           FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 1996 AND 1995
                                                    (Unaudited)




(Dollars in thousands)                                                                        1996             1995
------------------------------------------------------------------------------------ -------------- ----------------
Cash flows from operating activities:

Net income                                                                                  $3,018           $3,490
------------------------------------------------------------------------------------ -------------- ----------------

Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization                                                             2,491            2,507
   (Increase) decrease in deferred rent receivable                                              42             (69)
   Increase in other assets                                                                  (211)            (102)
   Increase in tenants' deposits and
    other liabilities                                                                          212              321
   Decrease in advance rents                                                                  (27)             (29)
   Loss on disposition of rental property                                                        -              100
------------------------------------------------------------------------------------ -------------- ----------------
                                                                                             2,507            2,728
------------------------------------------------------------------------------------ -------------- ----------------
Net cash provided by operating activities                                                    5,525            6,218
------------------------------------------------------------------------------------ -------------- ----------------
Cash flow from investing activities:
   Improvements to rental property                                                           (343)            (213)
   Disposition of mortgage-backed securities                                                   878              532
------------------------------------------------------------------------------------ -------------- ----------------
Net cash provided by investing activities                                                      535              319
------------------------------------------------------------------------------------ -------------- ----------------
Cash flow from financing activities:
   Distributions paid                                                                      (4,565)          (4,746)
   Dissenting shareholders' interest paid                                                      (8)                -
   Payoff of note payable                                                                    (480)                -
   Principal payment on notes and bonds payable                                               (54)             (52)
   Redemption of Series A common stock                                                           -              (3)
------------------------------------------------------------------------------------ -------------- ----------------
Net cash used in financing activities                                                      (5,107)          (4,801)
------------------------------------------------------------------------------------ -------------- ----------------
Net increase in cash and cash equivalents                                                      953            1,736
Cash and cash equivalents,
 beginning of period                                                                         6,186            4,200
------------------------------------------------------------------------------------ -------------- ----------------
Cash and cash equivalents,
 end of period                                                                              $7,139           $5,936
==================================================================================== ============== ================

The accompanying notes are an integral part of these financial statements.

                          FRANKLIN SELECT REALTY TRUST

                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996


NOTE 1 - ORGANIZATION

Franklin Select Realty Trust (the "Company") is a California corporation formed on January 5, 1989 for the purpose of investing in income-producing real property. The Company is a real estate investment trust ("REIT") having elected to qualify as a REIT under the applicable provisions of the Internal Revenue Code since 1989. Under the Internal Revenue Code and applicable state income tax law, a qualified REIT is not subject to income tax if at least 95% of its taxable income is currently distributed to its stockholders and other REIT tests are met. The Company has distributed at least 95% of its taxable income and intends to distribute substantially all of its taxable income in the future. Accordingly, no provision is made for income taxes in these financial statements.

On May 7, 1996, Franklin Real Estate Income Fund ("FREIF") and Franklin Advantage Real Estate Income Fund ("Advantage") merged into the Company. In connection with the merger of the three companies (the "Merger"), the Company issued approximately 7,945,000 shares of Series A common stock and 559,718 shares of Series B common stock in exchange for 3,363,877 and 3,013,713 shares of Series A common stock and 319,308 and 124,240 shares of Series B common stock of FREIF and Advantage, respectively, in each case excluding dissenting shares.

Shareholders representing approximately 635,638 shares of FREIF Series A common stock and 1,077,667 shares of Company Series A common stock elected to exercise dissenter's rights pursuant to Chapter 13 of the California General Corporation Law. The Company, as the surviving corporation after the merger, is required to pay the fair market value for such dissenting shares. The Company has offered the dissenting shareholders approximately $8.4 million for their shares. The "dissenting shares" were subsequently repurchased by the company as described under Note 6 - Subsequent Events.

As of September 30, 1996, the Company's real estate portfolio consisted of fee interests in the Shores Office Complex, a three-building office complex located in Redwood City, California; the Data General Building located in Manhattan Beach, California; the Mira Loma Shopping Center, a shopping center located in Reno, Nevada; three separate research and development buildings in the Northport Business Park, located in Fremont, California; the Glen Cove Shopping Center located in Vallejo, California; the Fairway Center, a two story office building located in Brea, California; and the Carmel Mountain Gateway Plaza, a retail center located in San Diego, California.

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been presented as a reorganization of entities under common control due to the common management of the Company, FREIF and Advantage by the Advisor and are reflected in the financial statements at their historical bases. Prior periods have been restated to give effect to the merger.

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

                          FRANKLIN SELECT REALTY TRUST

                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996


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

At September 30, 1996, cash equivalents included $2,822,000 invested in Franklin Money Fund, an investment company managed by an affiliate of the Advisor. Distributions earned from the Franklin Money Fund totaled $32,000 for the nine month period ended September 30, 1996.

The agreements between the Company and the Advisor, or affiliates, provide for certain types of compensation and payments including but not limited to the following for those services rendered for the nine month period ended September 30, 1996:

Advisory fee expense,
 charged to related party expense                               $374,000

Reimbursement for data processing,
 accounting and certain other expenses,
 charged to related party expense                                $47,000

Property management fee,
 charged to related party expense                               $443,000

Leasing commission, capitalized and amortized
 over the term of the related lease                              $86,000

Construction supervision fee,
 capitalized and amortized over the
 life of the related investment or the
 term of the related lease                                        $1,000

NOTE 4 - COMMON STOCK

In 1994, the Company issued to the Advisor an exchange right to exchange the Series B common stock held by the Advisor for Series A common stock. In connection with the Merger, the Company issued an additional exchange right to the Advisor in respect to the shares of Series B common stock held by Advisor in FREIF and Advantage which were exchanged in the merger for Series B shares of the Company. The exchange rights are exercisable only when the Series A common stock achieves certain trading prices for 20 consecutive trading days. The number of shares of Series B common stock that will exchange for Series A common stock, and the related trading prices are as follows: 149,088 Series B shares will be exchanged for 149,088 Series A shares at $8.42, 185,866 Series B shares will be exchanged for 185,866 Series A shares at $10.35, and 410,630 Series B shares will be exchanged for 287,441 Series A shares at $11.33. The rates of exchange and trading prices will be subject to change under certain circumstances as provided in the Exchange Right Agreement.

No distributions may be paid on the Series B shares prior to exercise of the exchange rights. After exercise of the exchange right, the Advisor, like any other shareholder, will receive distributions on its Series A shares.


                          FRANKLIN SELECT REALTY TRUST

                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996


Series A and Series B common stock have the same voting rights. Distributions on Series A common stock are declared at the discretion of the Board of Directors.

For purposes of calculating net income per share, the weighted average shares outstanding of Series A common stock has been calculated assuming the shares attributable to remaining dissenting shareholders (equivalent to approximately
1.9 million shares of the Company's common stock) were outstanding for the periods reported.

NOTE 5 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

For the nine month period ended September 30, 1996 interest paid amounted to $467,000.

NOTE 6 - SUBSEQUENT EVENTS

On October 31, 1996, the Company acquired two research and development buildings ("the Properties") under a newly formed limited partnership, FSRT, L.P.("FSRT"), in which the Company is the sole general partner. Upon formation of FSRT, the Company contributed the Data General Building to the partnership and the limited partners contributed the Properties. The Properties were acquired for approximately $25.5 million with the assumption of $16.2 million of existing non-recourse financing on the Properties and the issuance of 1,625,000 limited partnership units representing an approximately 30% interest in FSRT. The limited partnership units are convertible into Series A shares of the Company's common stock on a one-for-one basis after one year. The Company expects to refinance the debt during the fourth quarter with new non-recourse fixed-rate debt. In connection with the acquisition and refinancing, the Company estimates that total transaction costs will be approximately $1.3 million including prepayment penalties on the existing loans.

REPURCHASE OF DISSENTING SHARES
On November 1, 1996, the Company purchased all of the remaining "dissenting shares" of Class A common stock arising from the Merger for an aggregate price of $8.4 million. After giving effect to the transaction, the total number of shares of Series A common stock of the Company outstanding is approximately
12.25 million. Cash for the purchase price was provided by the sale of a portion of the Company's mortgage-backed securities. The Company incurred a loss on the sale of the securities of approximately $80,000.


                          FRANKLIN SELECT REALTY TRUST


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

Management's discussion and analysis of financial condition and results of operations should be read in conjunction with the Financial Statements and Notes thereto.

As described under Note 1 to the accompanying financial statements, on May 7, 1996, Franklin Real Estate Income Fund and Franklin Advantage Real Estate Income Fund merged into the Company. The financial statements of the Company have been presented as a reorganization of entities under common control and therefore, the financial statements, discussions of operations and liquidity and capital are reflected at their historical bases.

RESULTS OF OPERATIONS

COMPARISON OF THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 1996 AND 1995

Net income for the nine month period ended September 30, 1996 decreased $472,000, or 14%, compared to 1995 primarily due to an increase in non-recurring consolidation expenses of $507,000 in 1996.

Total revenue for the nine month period ended September 30, 1996 increased $66,000, or 1%, compared to the same period in 1995. The increase is primarily attributable to an increase in rental revenue at the Northport Businesss Park due to an increase in the average rental rate. The average portfolio occupancy rate at September 30, 1996 was 97.5% compared to 97.0% in the prior year.

Total expenses for the nine month period ended September 30, 1996, increased $538,000, or 8% from $7,128,000 in 1995 to $7,666,000 in 1996. The increase in total expenses primarily resulted from non-recurring expenses of the merger.

Related party expense for the nine month period ended September 30, 1996 increased $92,000 primarily as a result of an increase in advisory fees of $111,000.

General and administrative expense for the nine month period ended September 30, 1996, increased $118,000 primarily due to increases in non-recurring legal fees of $51,000, and merger related expenses of $54,000.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal source of capital for the acquisition and major renovation of properties has been the proceeds from the initial public offering of its stock. The Company's cash flow has been its principal source of capital for minor property improvements, leasing costs and the payment of quarterly distributions. At September 30, 1996, the cash reserves and marketable securities of the Company totaled approximately $13.3 million. The Company's investment in mortgage-backed securities consists of GNMA, FNMA and FMLMC adjustable rate pass-through certificates in which payments of principal and interest are guaranteed by the respective agencies. However, changes in market interest rates cause the security's market value to fluctuate, which could result in a realized gain or loss to the Company if the securities are sold before maturity.

                          FRANKLIN SELECT REALTY TRUST


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

Management continues to evaluate other properties for acquisition by the Company. The source of capital for future acquisitions is expected to be provided by the issuance of additional limited partnership units in FSRT, and from debt financing. In the short-term and in the long term, management believes that the Company's current sources of capital will continue to be adequate to meet both its operating requirements and the payment of dividends.

Net cash provided by operating activities for the nine month period ended September 30, 1996 was $5,525,000, or $693,000 less than the same period in 1995. The decrease in cash flow provided by operating activities is primarily attributable to the decrease in net income as described under "Results of Operations".

Net cash provided by investing activities for the nine month period ended September 30, 1996, increased $216,000 when compared to the same period in 1995. The increase was due to an increase in principal payments received from mortgage-backed securities which was partially offset by an increase in improvements to rental property.

Net cash used in financing activities increased $306,000 reflecting the payoff of the Fairway Center note payable in the amount of $480,000 in March, 1996, which was partially offset by a decrease in cash distributions related to dissenting shares.

On October 31, 1996, the Company acquired two research and development buildings ("the Properties") under a newly formed limited partnership, FSRT, L.P.("FSRT"), in which the Company is the sole general partner. Upon formation of FSRT, the Company contributed the Data General Building to the partnership and the limited partners contributed the Properties. The Properties were acquired for approximately $25.5 million with the assumption of $16.2 million of existing non-recourse financing on the Properties and the issuance of 1,625,000 limited partnership units representing an approximately 30% interest in FSRT. The limited partnership units are convertible into Series A shares of the Company's common stock on a one-for-one basis after one year. The Company expects to refinance the debt during the fourth quarter with new non-recourse fixed-rate debt. In connection with the acquisition and refinancing, the Company estimates that total transaction costs will be approximately $1.3 million including prepayment penalties on the existing loans.

On November 1, 1996, the Company purchased all of the remaining "dissenting shares" of Class A common stock arising from the Merger for an aggregate price of $8.4 million. After giving effect to the transaction, the total number of shares of Series A common stock of the Company outstanding is approximately
12.25 million. Cash for the purchase price was provided by the sale of a portion of the Company's mortgage-backed securities.

Funds from Operations for the nine month period ended September 30, 1996 decreased $488,000, or 8%, to $5,509,000 compared to the same period in 1995. The decrease is primarily due to an increase in merger expenses incurred in 1996. The Company believes that Funds from Operations is helpful in understanding a property portfolio in that such calculation reflects income from operating activities and the properties' ability to support general operating expenses and interest expense before the impact of certain activities, such as gains and losses from property sales and changes in the accounts receivable and accounts payable. However, it does not measure whether income is sufficient to fund all of the Company's cash needs including principal amortization, capital improvements and distributions to shareholders. Funds from Operations should not be considered an alternative to net income or any other GAAP measurement of performance or as an alternative to cash flows from operating,

                          FRANKLIN SELECT REALTY TRUST


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

During the nine-month period ended September 30, 1996, the Company declared distributions totaling $4,510,000.



                          FRANKLIN SELECT REALTY TRUST

                           PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Not applicable

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed by the Registrant during the quarter ended September 30, 1996.


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


                                    Date:   NOVEMBER 13, 1996