Form 10-K
period 1996-12-31
FRANKLIN SELECT REALTY TRUST
filed 1997-03-27
CIK 845613

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
    For the fiscal year ended December 31, 1996. Commission File No. 0-12708


                          FRANKLIN SELECT REALTY TRUST
               (Exact Name of Company as Specified in its Charter)




California                                             94-3095938
------------------------------------------------------ -------------------------------------------------
(State or other jurisdiction                           (I.R.S. Employer Identification number)
or incorporation or organization)

P.O. Box 7777, San Mateo, CA 94403-7777                (415) 312-2000
------------------------------------------------------ -------------------------------------------------
(Address of principal and executive Office)            Company's telephone number, including Area Code


Securities registered pursuant to Section 12(b) of Act:

Title of each class                                    Name of each exchange on which registered

Common Stock Series A                                  American Stock Exchange
------------------------------------------------------ -------------------------------------------------

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

At March 3, 1997, 10,529,765 shares of the Company's Series A common stock were held by non-affiliates of the Company. The aggregate market value of the voting stock held by non-affiliates of the Company, based upon the closing price of $5.50 as of March 3, 1997, is $57,913,706.

Indicate the number of shares outstanding of each of the Company's classes of common stock at December 31, 1996: 12,250,384 shares of Series A common stock and 745,584 shares of Series B common stock.



                                     PART I

Item 1. BUSINESS

DESCRIPTION OF BUSINESS

Franklin Select Realty Trust, formerly Franklin Select Real Estate Income Fund, (the "Company") is a California corporation formed on January 5, 1989, for the purpose of acquiring, managing and holding for investment income-producing real estate assets. The Company is a real estate investment trust ("REIT"). At December 31, 1996, the Company's property portfolio consisted of ownership interests in the following eight properties: (i) two industrial research and development properties containing approximately 356,000 rentable square feet of space; (ii) three suburban office properties containing approximately 403,000 rentable square feet of space; and (iii) three neighborhood shopping centers containing approximately 204,000 rentable square feet of space. The Company's properties are concentrated in the greater San Francisco and Los Angeles areas from which the Company derived 45% and 43% of its 1996 rental revenue respectively. The Company also owns one property in San Diego and one property in Reno, Nevada.

The Company's day-to-day operations are managed by Franklin Properties, Inc. (the "Advisor") under the terms of an advisory agreement which is renewable annually. The Company does not have any employees. Seven of the Company's properties are managed by Continental Property Management Co. ("CPMC"), an affiliate of the Advisor, and the remaining property is managed by an unaffiliated company, Cupertino Capital. Both management companies perform the leasing, re-leasing and management-related services for their respective properties. The Advisor is a wholly-owned subsidiary of Franklin Resources, Inc., ("Franklin") whose primary business is the $186 billion Franklin Templeton Group of Funds.

In 1995, the Boards of Directors of the Company and of two other real estate investment trusts that the Advisor advised, Franklin Real Estate Income Fund ("FREIF") and Franklin Advantage Real Estate Income Fund ("Advantage"), agreed to the merger of the three real estate investment trusts. At a Special Meeting of Stockholders held on May 7, 1996, the proposed merger of Advantage and FREIF into the Company was approved (the "Merger") by a majority of the outstanding shares of each of the three companies, and the surviving entity was renamed Franklin Select Realty Trust. Shares of the Company were issued in exchange for the shares of Advantage and FREIF on the basis described in a Joint Proxy Statement/Prospectus filed with the Securities and Exchange Commission. The financial and operating results of periods prior to the Merger have been restated to give effect to the Merger.

In 1996, the Company formed a limited partnership, FSRT L.P.("FSRT"), in order to acquire two industrial R & D buildings located in Fremont, California (the "Lam Research Buildings"). FSRT assumed the existing financing on the Lam Research Buildings and issued 1,625,000 limited partnership units to the owner of the property in exchange for its equity interest in the property. The limited partnership units are convertible into Series A shares of the Company's common stock on a one-for-one basis commencing October 31, 1997. The Company contributed its fee title interest in the Data General Building to FSRT and approximately $1.4 million in cash to cover transaction and closing costs. The Company is the sole general partner of FSRT and for its contribution, the Company received an approximate 70% ownership interest in FSRT. The Company may contribute all of its remaining properties to FSRT at some later date. The Company is subject to certain restrictions regarding the sale or refinance of properties owned by FSRT.

All references to the Company in this report refer to Franklin Select Realty Trust and its majority owned, consolidated limited partnership, FSRT. Unless otherwise specified, information about the Company and the properties includes the operations of FSRT, and refers to the Company after the completion of the Merger, and the combined operations of the Company, FREIF, and Advantage prior to the completion of the Merger.

INVESTMENT AND OPERATING STRATEGY

The Company acquires income-producing real estate investments located in California with cash flow growth potential, although it has the flexibility to purchase properties elsewhere. The Company's investment focus is on the five major metropolitan areas in California: the Los Angeles metropolitan area, Orange County, San Diego County, the Sacramento metropolitan area and the San Francisco metropolitan area. In addition, the Company may consider strategic acquisitions in other states.

The Company's investment program includes providing stockholders with a professionally managed diversified portfolio of income-producing equity real estate investments in strategic markets which represent the potential for current cash flow and for capital appreciation. The Company's business strategy is to expand the size and scope and increase the profitability of its current operations. Traditionally, the Company has identified individual properties suitable for acquisition and acquired them for cash. The Company now also acquires property portfolios in exchange for equity. In particular, the Company seeks to establish strategic relationships with, and acquire property portfolios from, selected real estate operating companies that appear to have competitive advantages within their local market areas. This strategy potentially will allow the Company to increase its asset size, significantly diversify its portfolio and increase its revenues and profitability while reducing its exposure to any single property type or market area. In October 1995, the Company retained Prudential Securities Incorporated as its exclusive financial advisor in connection with the implementation of its portfolio acquisition strategy.

The Company anticipates that a portion of its future acquisitions may be achieved through the issuance of common stock or partnership interests. The Company will carefully limit its use of debt financing as discussed under "Financing Policy and Related Matters". It is anticipated that the Company will issue additional limited partnership units of FSRT, or of similarly structured partnerships, to make certain acquisitions. The issuance or exchange of such partnership units can provide important tax benefits to a real estate seller that can enhance the price and other terms of the acquisition, or induce a seller to sell its property when other forms of consideration may not be as attractive. The Company may decide to contribute all of its remaining properties to FSRT at some later date. It is expected that the Company will serve as the general partner and hold a majority ownership interest in any new acquisition partnership vehicles.

After properties are acquired, the Company places a strong emphasis on leasing and tenant retention in combination with a program of regular maintenance, periodic renovation and capital improvement. Sophisticated management and accounting systems linked together through a computer network provide detailed and timely reports on property operations to the Advisor's asset management staff. The Company views aggressive and involved property management as crucial to maintaining and improving both cash flow from, and the market value of, its properties.

Properties are acquired with a view to holding them as long-term investments. When appropriate, however, the Company seeks to realize the value of its properties through financings, refinancings, sales or exchanges.

While the Company currently follows the investment policies described above, they are guidelines only and may be changed by the Board of Directors without a vote of the Company's stockholders.

FINANCING POLICY AND RELATED MATTERS

The Company's present policy is to maintain a debt to total assets ratio not to exceed 50%. At December 31, 1996, the Company's debt to total assets ratio was 17%. The Company may from time to time modify its debt policy in light of then current economic conditions, relative costs of debt and equity financings, fluctuations in the fair market price of the Company's common stock, growth and acquisition opportunities and other factors. Accordingly, the Company may increase its debt to total assets ratio beyond the limit described above. However, the Company's organizational documents prohibit the aggregate amount of the Company's indebtedness to exceed 300% of its net assets, and prohibit unsecured borrowings which result in asset coverage of less than 300%.

The Company expects to fund the cost of acquisitions, capital expenditures, costs associated with lease renewals and reletting of space, repayment of indebtedness, and development of properties from (i) cash flow from operations,
(ii) borrowings under its credit facility and, if available, other indebtedness (which may include indebtedness assumed in acquisitions), (iii) the sale of real estate investments, (iv) the sale of the Company's equity securities, and (v) the issuance of partnership interests in connection with acquisitions.

The Company is subject to the risks normally associated with debt financing, including the risk that the Company's cash flow will be insufficient to meet required payments of principal and interest, that the Company will not be able to refinance existing indebtedness on the encumbered properties or that the terms of such refinancing will not be as favorable as the terms of existing indebtedness.

Debt Financing: Balloon Payments. The Company's mortgage indebtedness has the following balloon payments: 1999-$4.0 million; and 2006-$13.4 million. In addition, the Company's $25 million credit facility, which had no outstanding balance at December 31, 1996, matures in 1998. The Company does not anticipate that its cash flow from operations will be sufficient to make all of the balloon payments of principal when due under its mortgage indebtedness and its credit facility. The Company intends to make such payments by refinancing or extending the indebtedness or by raising funds through the sale of equity securities or properties. If the Company is unable to extend, refinance, or payoff its indebtedness when due, the mortgaged properties could be foreclosed upon by or otherwise transferred to the mortgagee with a subsequent loss of income and asset value to the Company.

Debt Financing: Variable Interest Rates. As of December 31, 1996, the Company had approximately $4.2 million of variable rate mortgage indebtedness outstanding which bears interest at a floating rate tied to the Union Bank Reference Rate. In addition, the Company has access to a revolving line of credit in the amount of $25 million which bears interest at a floating rate tied to either (i) the London Interbank Offered Rates ("LIBOR"), or (ii) the Bank of America Reference Rate at the Company's option. Although there were no amounts outstanding under the line of credit at December 31, 1996, the Company intends to use the line of credit to provide short term financing for future acquisitions. An increase in interest rates will have an adverse effect on the Company's net income and Funds from Operations.

CASH DISTRIBUTION POLICY

Distributions are declared quarterly at the discretion of the Board of Directors. The Company's present distribution policy is to evaluate the current distribution rate, at least annually, in light of anticipated tenant turnover over the next two or three years, the estimated level of associated improvements and leasing commissions, planned capital expenditures, any debt service requirements and the Company's other working capital requirements. After balancing these considerations, and considering the Company's earnings and cash flow, the level of its liquid reserves and other relevant factors, the Company seeks to establish a distribution rate which:

     i) provides a stable distribution which is sustainable despite short term fluctuations in property cash flows;

     ii) maximizes the amount of cash flow paid out as distributions consistent with the above listed objective; and

     iii) complies with the Internal Revenue Code requirement that a REIT annually pay out as distributions not less than 95% of its taxable income.

MATTERS THAT MAY AFFECT THE COMPANY'S RESULTS

The Company is subject to the risks generally associated with the ownership of real property, including the possibility that operating expenses, debt service payments and fixed costs may exceed property revenues; economic conditions may adversely change in the California, Nevada and the national markets; the real estate investment climate may change; local market conditions may change adversely due to general or local economic conditions and neighborhood characteristics; interest rates may fluctuate and the availability, costs and terms of mortgage financing may change; unanticipated maintenance and renovations may arise; changes in real estate tax rates and other operating expenses may arise; governmental rules and fiscal policies may change; natural disasters, including earthquakes, floods or tornadoes may result in losses beyond the coverage of the Company's insurance policies; the financial condition of the tenants of properties may deteriorate; and other factors which are beyond the control of the Company may occur.

All of the Company's properties are located in areas that are subject to earthquake activity. The Company currently carries earthquake insurance coverage for its properties and intends to continue to carry earthquake coverage to the extent that it is available at economically reasonable rates. However, the Company's earthquake insurance coverage may, from time to time, be subject to substantial deductibles.

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

In connection with any lease renewal or new lease, the Company typically incurs costs for tenant improvements and leasing commissions which will be funded first from operating cash flow and, if necessary, from cash reserves or the line of credit. In addition, while the Company has historically been successful in renewing and releasing space, it will be subject to the risk that leases expiring in the future may be renewed or released at terms that are less favorable than current lease terms.

The opportunities for sale, and the profitability of any sale, of any particular property by the Company will be subject to the risk of adverse changes in real estate market conditions, which may vary depending upon the size, location and type of each property.

GOVERNMENT REGULATION

Under various federal, state and local laws, ordinances and regulations, an owner or operator of real property may become liable for the costs of removal or remediation of certain hazardous substances released on or in its property. Such laws often impose such liability without regard to whether the owner or operator knew of, or was responsible for, the release of such hazardous substances, the presence of such substances, or the failure to properly remediate such substances, when released. As part of the investigation of properties prior to acquisition, the Company typically has obtained inspection reports concerning the condition of the property, including specialized environmental inspection reports concerning the presence of hazardous substances on the property. The Company intends to continue this practice. None of these inspection reports has revealed any environmental conditions requiring material expenditures for remediation.

Such inspection reports, however, do not necessarily reveal all hazardous substances or sources thereof, and substances not considered hazardous when a property is acquired may subsequently be classified as such by amendments to local, state, and federal laws, ordinances, and regulations. If it is ever determined that hazardous substances on or in a Company property must be removed or the release of such substances remediated, the Company could be required to pay all costs of any necessary cleanup work, although under certain circumstances, claims against other responsible parties could be made by the Company. The Company could also experience lost revenues during any such cleanup, or lower lease rates, decreased occupancy or difficulty selling or borrowing against the affected property either prior to or following any such cleanup. The Company believes that it is in compliance in all material respects with all federal, state and local laws regarding hazardous or toxic substances, and the Company has not been notified by any governmental authority of any non-compliance or other claim in connection with any of its present or former properties. The Company does not anticipate that compliance with federal, state and local environmental protection regulations will have any material adverse impact on the financial position, results of operations or liquidity of the Company.

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

The Company has not received any reports from federal or state agencies relieving it of future clean-up responsibilities, but federal and state agencies have investigated these matters and have not, to date, required any clean-up. The Company has no reason to believe at this time that it will be required to take remediation steps in the future, particularly given the geographic scope of the contaminated area. It is therefore difficult to predict what, if any, costs might be incurred by the Company should the position of the federal or state agencies change. In any event, if the Company is required to cure the contamination on the Data General Building site, it would seek full indemnity from the oil companies which were the source of the contamination.

The Data General Building's transite exterior panels and roof coverings contain asbestos. Transite is "non-friable," which means that the asbestos fibers are not released into the air, unless the transite is broken, cut or otherwise damaged. The Company believes that absent such breakage or damage, the existence of asbestos in the transite presents no measurable risk of asbestos-related injuries. However, the presence of asbestos in the transite panels means that protective measures may need to be taken if the transite panels are repaired or if they are damaged by the elements.

The Americans with Disabilities Act ("ADA"), which generally requires that buildings be made accessible to people with disabilities, has separate compliance requirements for "public accommodations" and "commercial facilities". If certain uses by tenants of a building constitute a "public accommodation", the ADA imposes liability for non-compliance on both the tenant and the owner/operator of the building. The Company has conducted inspections of its properties to determine whether the exterior and common area of such properties are in compliance with the ADA and it believes that its properties are in compliance. If, however, it were ever determined that one or more of the Company's properties were not in compliance, the Company may be subjected to unanticipated expenditures incurred to remove access barriers, or to pay fines or damages related to such non-compliance.

The Company's due diligence review of prospective acquisitions of office, industrial and retail property includes an examination of such property's compliance with the ADA, and the cost of remedial work, if any, believed to be required to meet such requirements.

Item 2.  PROPERTIES

PORTFOLIO SUMMARY

At December 31, 1996, the Company's property portfolio consisted of eight properties located in the greater San Francisco, Los Angeles and San Diego metropolitan areas of California and in Reno, Nevada. At year-end, the Company's properties were 98% leased compared to 97% leased at the end of 1995. The Company's real estate investments (net of accumulated depreciation) were diversified by property type as follows:


                                 Number of       Investment
                                Properties   --------------  -------------------
                                                    Amounts         % of Total

Industrial R&D Properties            2          $36,834,000             30%
Office Properties                    3           64,380,000             52%
Retail Properties                    3           22,828,000             18%

     Total                           8         $124,042,000            100%

==============================


The following table describes the Company's properties:



                                               Total                 Average
                                             Rentable        Year    cupancy      1996
   Property Name/ Location                    Square       Acquired  During      Rental
                                              Footage                 1996       Revenue

   Industrial R&D Properties:
   The Northport Buildings
     Fremont, California                      144,568        1991     96%       $1,627,000
   The Lam Research Buildings
     Fremont, California                      211,680        1996     100%         407,000
   Office Properties:
   The Shores
     Redwood City, California                 138,546        1989     100%       3,286,000
   The Data General Building
     Manhattan Beach, California              118,443        1989     100%       2,657,000
   The Fairway Center
     Brea, California                         146,131        1992     100%       3,286,000

   Retail Centers
   Mira Loma Shopping Center
     Reno, Nevada                              94,026        1988     83%          973,000
   Glen Cove Center
     Vallejo, California                       66,000        1994     97%          901,000
   Carmel Mountain Gateway Plaza
     San Diego, California                     44,230        1994     77%          789,000

        Total                                 963,624                 95%      $13,926,000

   ==================================


The Company or FSRT owns a fee interest in each property. For information related to the encumbrances of the individual properties, see the Notes to Consolidated Financial Statements on pages 39 and 41.

At December 31, 1996, the Company's property portfolio contained a total of 70 leases. The Company's portfolio represents in the aggregate, 963,624 rentable square feet. The following table sets forth for all of the Company's properties the lease expiration dates and the related annual base rental income at December 31, 1996.




               No. of
               Leases         Total        Current Annual    % of Current
  Year        Expiring        Sq. Ft.        Base Rent1       Annual Rent

  1997           11          161,892        $3,104,000            22%
  1998           13           32,093           632,000             4%
  1999           10           92,925         1,884,000            13%
  2000            8           38,789           874,000             6%
  2001            6           86,163         1,480,000            10%
  2002            4           31,380           616,000             4%
  2003            4           63,157           579,000             4%
  2004            3           63,555           621,000             4%
  2005            3           40,525           392,000             3%
  2006            1           12,078           193,000             1%
  2008            1           22,400           311,000             2%
  2009            1           16,648           372,000             3%
  2010            1           50,360           552,000             4%
  2012            2            6,000           271,000             2%
  2013            1           15,025           109,000             1%
  2014            1          211,680         2,386,000            17%
  Total          70          944,670       $14,376,000           100%
----------

===============================================================================

         1 Annualized Base Rent means the product of (i) the monthly base rent in effect with respect to each property at December 31, 1996 or, if such monthly base rent has been reduced by a temporary rent concession, the monthly base rent that would have been in effect at such date in the absence of such concession, multiplied by (ii) 12. Annualized Base Rent does not reflect any increases or decreases in monthly rental rates or lease expirations which are scheduled to occur or which may occur after the date of calculation or the cost of any leasing commissions or tenant improvements.


SIGNIFICANT TENANTS

Two of the Company's tenants provide 10% or more of the Company's annual base rental income at December 31, 1996.





                                                        Annualized        Total        % of
Tenant Name/Property                     Square          Base Rent         Base        Lease            Renewal
                                           Feet        at 12/31/96         Rent      Expiration         Options
---------------------------------------------------------------------------------------------------------------
Lam Research
Corporation
  Lam Research Buildings                211,680         $2,386,000          17%      12/31/2014         2-5 yr.
  Northport Buildings                    58,130            506,000           4%      7/31/2003          1-5 yr.

Continental Casualty Company
  The Fairway Center                     74,515         $1,699,000          12%       10/31/97          1-5 yr.


See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for a discussion of the estimated financial effects of renewing the Continental Casualty Company lease or re-leasing the space.

Item 3. LEGAL PROCEEDINGS

On December 2, 1996, two stockholders, for themselves and purportedly on behalf of certain other minority stockholders of Advantage, filed a purported class action complaint in the California Superior Court for San Mateo County against Advantage, its directors, the Advisor, Franklin Resources, Inc. and the Massachusetts State Teachers' and Employees' Retirement Systems Trust ("MASTERS"). The complaint alleges that defendants breached fiduciary duties to plaintiffs and other minority stockholders in connection with the purchase by Franklin Resources, Inc. in August 1994 of MASTERS' 46.6% interest in Advantage and in connection with the Merger of Advantage into the Company in May 1996, which was approved by a majority of the outstanding shares of each of the three companies. Plaintiffs also allege that defendants misstated certain material facts or omitted to state material facts in connection with these transactions. The complaint includes a variety of additional claims, including claims relating to the investment of Advantage assets, the suspension of the dividend reinvestment program, the allocation of merger-related expenses, revisions to the investment policies of Advantage, and the restructuring of the contractual relationship with the Advisor. Plaintiffs seek damages in an unspecified amount and certain equitable relief. The defendants deny any wrongdoing in these matters and intend to vigorously defend the action. Management does not believe that the outcome of this litigation will have a material adverse affect on the Company's financial condition or results of operations.

The properties are subject to certain routine litigation and administrative proceedings arising in the ordinary course of business, which, taken together, are not expected to have a material adverse impact on the Company's financial condition or results of operations.


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the last quarter covered by this report.


                                     PART II


Item 5. MARKET FOR COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company has one class of common stock in two series, designated Series A and Series B (the "Common Stock"). At December 31, 1996, the Company had 12,250,384 Series A common shares outstanding and 745,584 Series B common shares outstanding, and there were approximately 3,750 Series A stockholders of record. The Common Stock votes together as one class with each share being entitled to one vote. The Series B shares are owned by Franklin Properties, the Advisor.

There are no restrictions on sales or purchases of the Company's Series A common stock other than those that may be imposed by any applicable federal or state securities laws or by the Company's Articles of Incorporation or Bylaws with respect to maintaining the Company's status as a qualified real estate investment trust under applicable tax rules and regulations.

On January 14, 1994, the Company registered its Series A common stock on the American Stock Exchange (AMEX) where it is currently traded under the symbol "FSN". Prior to January 14, 1994, there was no established public trading market for the common stock. Set forth below are the quarterly high and low share reported sales prices for the past two years and the distributions per share declared each quarter. For periods prior to the Merger on May 7, 1996, the amounts shown do not reflect those of FREIF and Advantage.

                                  DISTRIBUTIONS
QUARTER ENDED                        HIGH            LOW               DECLARED
-------------------------------------------------------------------------------
  December 31, 1996                  $ 5 7/8      $ 4 11/16               .11
  September 30, 1996                   5            4 1/2                 .11
  June 30, 1996                        5 1/4        4 1/2                 .11
  March 31, 1996                       5 1/8        3 15/16               .11

  December 31, 1995                    4 5/8        3 15/16               .11
  September 30, 1995                   4 11/16      3 7/8                 .11
  June 30, 1995                        4 5/8        3 3/4                 .11
  March 31, 1995                       4 3/8        3 3/4                 .11

The Company has a policy, subject to the discretion of the Board of Directors, of making quarterly cash distributions to stockholders aggregating on an annual basis at least 95% of its taxable income. For the years ended December 31, 1996, and 1995, the Company declared distributions of approximately $5,860,000 ($.44 per share) and $6,206,000 ($.44 per share). Cash distributions to stockholders are currently paid on approximately the 15th day of January, April, July and October. Stockholders may elect to direct their distributions into any or one of the eligible funds in the Franklin Templeton Group of Funds, which are managed by an affiliate of the Advisor, or participate in the Company's Dividend Reinvestment Plan.

DIVIDEND REINVESTMENT PLAN

The Company has established a Dividend Reinvestment Plan (the "Plan") which is designed to enable Company Series A stockholders to choose to have distributions automatically invested in additional shares of Company common stock at market value, without the payment of any brokerage commission, service charge or other expense. Under the Plan, the Company's Dividend Reinvestment Agent makes open market purchases of the Company's Series A common stock, administers the Plan and performs other duties related to the Plan. No new shares have been issued in connection with the Plan. In order to participate in the Plan, investors must designate that they would like their distributions reinvested. Company Series A stockholders may elect to participate in the Plan at any time. The Plan does not accept cash contributions from Company stockholders to purchase additional shares of existing Company common stock. Only distributions on existing Company common stock may be reinvested. For information on how to participate in the Dividend Reinvestment Plan, please contact the Company's transfer agent at (800) 851-4217.

RETURN OF CAPITAL

Because depreciation is a non-cash expense, cash flow will typically be greater than earnings from operations and net income. Therefore, quarterly distributions will generally be higher than quarterly earnings which causes a portion of the distributions to be considered a return of capital. The portion of distributions that represented a return of capital for financial statement purposes on a consolidated basis, for the years ended December 31, 1996, and 1995, were $2,053,000 and $1,744,000, respectively.

REIT QUALIFICATION MATTERS

The Company is a REIT and elected REIT status commencing with the 1989 tax year pursuant to the provisions of the Internal Revenue Code (the "Code") and applicable state income tax law. Under those provisions, the Company will not be subject to income tax on that portion of its taxable income which is distributed annually to stockholders if at least 95% of its taxable income (which term excludes capital gains) is distributed and if certain other conditions are met. During such time as the Company qualifies as a REIT, the Company intends to make quarterly cash distributions to the stockholders aggregating on an annual basis at least 95% of its taxable income.

Among other requirements, the Company must, in order to continue its status as a REIT under the Code, not have more than 50% in value of its outstanding shares owned by five or fewer individuals during the last half of a taxable year (the "5/50 Provision"). In order to meet these requirements, the Company has the power to redeem a sufficient number of shares in order to maintain or to bring the ownership of the shares into conformity with these requirements, and to prohibit the transfer of shares to persons whose acquisition would result in a violation of these requirements. The price to be paid in the event of the redemption of shares will be the last reported sale price of the Series A common stock on the last business day prior to the redemption date on the principal national securities exchange on which the Series A common stock is listed or admitted to trading or otherwise, as determined in good faith by the Board of Directors of the Company.

In order to assure compliance with the 5/50 Provision of the Code, described above, the Company's Bylaws permit the Directors of the Company to impose a lower percentage limit on the remaining stockholders, in the event certain stockholders (including Franklin and its affiliates) acquire in excess of 9.9% of the outstanding shares of Common Stock during the offering period. The Directors of the Company have exercised this authority under the Bylaws to lower the percentage limitation such that stockholders may not acquire additional shares if such shareholder then holds, or would then hold, in excess of 7% of the total outstanding voting shares of the Company. Any shares acquired in excess of the foregoing limitation will be deemed to be held in trust for the Company, and will not be entitled to receive distributions or to vote.

The Directors of the Company may impose, or seek judicial or other imposition of additional restrictions if deemed necessary or advisable, including but not limited to further reductions in the foregoing percentage limitation with or without notice, or redemption of shares, in order to protect the Company's status as a qualified REIT.


Item 6. SELECTED FINANCIAL DATA


(Dollars in 000's except
 per share amounts)                                           Restated1        Restated1       Restated1        Restated1
                                                1996            1995              1994            1993             1992

Total revenue                                 $14,568          $14,111           $12,990         $12,877          $12,422
Net income                                     $3,807           $4,462            $4,273          $4,438           $4,328
Per Series A common share1:
  Net income                                    $0.28            $0.32             $0.30           $0.31            $0.30
  Distributions declared                         $.44            $0.44             $0.44           $0.43            $0.47
Weighted average number
-------------------------------------------
 of shares of Series A                         13,830           14,145            14,145          14,145           14,223
 common stock outstanding

Balance Sheet Data:
 Total assets                                $131,298        $116,457          $117,873        $114,820         $117,057
 Notes and bonds payable                      $22,745           $7,145            $7,279          $3,015           $3,075
 Stockholders' equity                         $96,653         $106,986          $108,316        $111,000         $113,204

Other Data:
 Funds from operations2                        $7,235           $7,795            $7,396          $7,337           $6,079
 Cash flow provided by (used in)
   Operating activities                        $7,831           $8,359            $8,771          $5,282           $6,039
   Investing activities                        $4,140              $31          ($5,904)          $3,940        ($11,986)
   Financing activities                     ($15,599)         ($6,404)          ($3,184)        ($6,173)         ($6,868)

Total rentable square footage
 of properties at end of period               963,624          751,944           751,944         641,714          641,714
Number of properties at end of
 period                                             8                7                 7               5                5


1 Amounts reported for 1992 through 1995 have been restated to give effect to the Merger.

2 Funds from operations, as defined by the National Association of Real Estate Investment Trusts, means net income (loss) from operations, excluding gains or losses from debt restructuring and sales of property, plus depreciation and amortization, and after adjustment for unconsolidated joint ventures. The Company considers funds from operations to be a useful measure of the operating performance of an equity REIT because, together with net income and cash flows, funds from operations provides investors with an additional basis to evaluate the ability of a REIT to support general operating expense and interest expense before the impact of certain activities, such as gains and losses from property sales and changes in the accounts receivable and accounts payable. Funds from operations does not represent net income or cash flows from operations as defined by GAAP and does not necessarily indicate that the cash flows will be sufficient to fund cash needs. It should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flows from operating, investing or financing activities as a measure of liquidity. Funds from operations does not measure whether income is sufficient to fund all of the Company's cash needs including principal amortization, capital improvements and distributions to stockholders. The Company reports funds from operations in accordance with the revised NAREIT definition. The change in the NAREIT definition in 1995 had no material effect on the amounts previously reported by the Company as funds from operations. Funds from operations disclosed by other REITs may not be comparable to the Company's calculation of funds from operations.


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

On May 7, 1996, the Company merged with two other real estate investment trusts that Franklin Properties, Inc. advised, Franklin Real Estate Income Fund ("FREIF"), and Franklin Advantage Real Estate Income Fund ("Advantage"). The consolidated financial information of the Company has been presented as a reorganization of entities under common control; therefore, the historical amounts reported for prior periods have been restated so as to report them on a combined basis.

The following discussion is based primarily on the consolidated financial statements of the Company for the year ended December 31, 1996 and the restated, combined financial statements of the Company, FREIF and Advantage for the prior periods presented. The information should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

When used in the following discussion, the words "believes," "anticipates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected, including, but not limited to, those set forth in the section entitled "Potential Factors Affecting Future Operating Results," below. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

GENERAL BACKGROUND

The Company's rental revenue is generated by investments in the following eight properties: (i) two industrial R&D properties comprising 356,000 rentable square feet of space, (ii) three office properties comprising 403,000 rentable square feet of space, and (iii) three neighborhood shopping centers, comprising 204,000 rentable square feet of space. Six of the properties are concentrated in the greater San Francisco and Los Angeles areas from which the Company derived 45% and 43% of its 1996 rental revenue, respectively. The remaining two properties are located in San Diego, California and Reno, Nevada.

The Company's day-to-day operations are managed by Franklin Properties, Inc. (the "Advisor", or "Management") under the terms of an advisory agreement which is renewable annually. The Company does not have any employees. Property management for seven of the Company's eight properties is provided by Continental Property Management Co. ("CPMC"), an affiliate of the Advisor, and the remaining property is managed by an unaffiliated company, Cupertino Capital. Both management companies perform the leasing, re-leasing and management related services for their respective properties. The Advisor is a wholly owned subsidiary of Franklin Resources, Inc. whose primary business is the $186 billion Franklin Templeton Group of Funds.

1996 SUMMARY

The Company's property operations were stable with the prior year, both with respect to rental rates and average occupancy. The transactions that had the greatest influence on the Company's reported results in 1996 were:

(i) the Merger of the Company with two other real estate investment trusts in May 1996,

(ii) the sale of a large portion of the Company's investments in mortgage-backed securities in October 1996, which provided cash used to repurchase approximately 13.4% of the Series A common stock held by stockholders who dissented from the Merger; and,

(iii)the acquisition of two industrial research and development buildings in October 1996 (the "Lam Research Buildings"). To acquire the buildings, the Company and the buildings' owner formed a limited partnership, FSRT, which issued convertible limited partnership units to the owner in return for the owner's equity interest in the property. FSRT also assumed the existing indebtedness on the buildings which was subsequently refinanced with fixed rate debt carrying a lower interest rate. The Company holds a 70% interest in FSRT, and it is the sole general partner of the partnership.

The Company also arranged for a $25 million line of credit in December 1996, which was unused at year end, but which is expected to provide capital for future acquisitions and for other liquidity needs.

RESULTS OF OPERATIONS

COMPARISON OF YEAR ENDED DECEMBER 31, 1996 TO YEAR ENDED DECEMBER 31, 1995

Total revenue increased approximately 3% compared to 1995 primarily due to rental revenue provided by the Lam Research Buildings which were acquired on October 31, 1996. Rental revenue for the seven properties that the Company owned for the entire year improved 1% in 1996, reflecting stable rental rates and occupancy rates for both periods. Interest income declined $75,000 compared to 1995 due to the sale of mortgage-backed securities in October 1996.

Total expenses increased approximately $1,112,000, or 12%, compared to 1995 primarily due to an increase in expenses related to the Merger, and due to interest expense, depreciation expense and minority interest expense related to the Lam Research Buildings which were acquired in 1996.

During 1996, the Company incurred non-recurring expenses related to the Merger, totaling approximately $919,000 compared to $456,000 in 1995. The expenses were comprised of: (i) consolidation expense of $695,000 and $394,000, respectively,
(ii) general and administrative expenses of $73,000 and $62,000, respectively, and (iii) a loss on the sale of mortgage-backed securities of $151,000 in 1996, which was recorded when the Company sold securities to provide cash for the repurchase of shares dissenting from the Merger.

Property operating expenses, which generally include maintenance and repairs, property taxes, utilities, and on-site administrative expense, declined slightly compared to 1995 due to non-recurring expenses recorded in 1995 related to discontinuing operations of a self service car wash at the Mira Loma Center. Excluding those expenses, operating expenses increased approximately 1% compared to 1995. In 1996, minor increases in several expense categories were offset by a decline in electricity expense caused by milder summertime temperatures in Southern California. The acquisition of the Lam Research Buildings did not cause property operating expenses to increase in 1996 since the tenant pays the expenses directly.

Related party expense increased $175,000, or 17% in 1996 reflecting an increase in advisory fees of $201,000, and an increase in property management fees of $12,000, which were partially offset by a decline of $38,000 in reimbursements to the Advisor for accounting and data processing costs. The increase in advisory fees was caused by the acquisition of the Lam Research Buildings, and the adoption of the Company's advisory agreement by the two REITs that merged with the Company in May 1996. Prior to the Merger, the REITs operated under advisory agreements containing different methods of compensation to the Advisor.

General and administrative expense increased approximately $136,000 in 1996 primarily due to legal and consulting fees related to locating potential property acquisitions, expenses of transferring ownership of the Data General Building to FSRT, and a temporary increase in stock exchange fees that was attributable to the Merger. Partly offsetting these increases were declines in the cost of directors' and officers' insurance coverage and transfer agent expense, reflecting economies of scale after the Merger.

Net income declined approximately $655,000, or 15% in 1996 largely due to an increase in Merger related expenses, an increase in advisory fees subsequent to the Merger, and a decline in interest income caused by the sale of mortgage-backed securities. Net income per share also declined, but by a lesser percentage, due to a decline in the number of shares outstanding after the Company purchased the dissenting shares.

COMPARISON OF YEAR ENDED DECEMBER 31, 1995 TO YEAR ENDED DECEMBER 31, 1994

Net income for 1995 increased $189,000, or 4%, compared to 1994 primarily as a result of an increase in rental revenues exceeding increases in interest expense, depreciation and amortization, operating expense, related party and consolidation expense, as more fully described below.

Total revenue increased $1,121,000, or 9%, in 1995 primarily due to a full year's operations from two properties which were acquired in 1994. The increase in rental revenue was also attributable to increased rental income from Shores Office Complex due to improved occupancy and rental rates at that property.

Total expenses increased $932,000, or 11%, in 1995. Increases in interest expense, depreciation and amortization, operating expense, and related party expense were primarily a result of a full year's operations from properties acquired in 1994. Other items affecting the change from year to year included $394,000 of consolidation expense incurred in 1995 and a loss on the sale of mortgage-backed securities of $318,000 recorded in 1994.

General and administrative expense decreased $155,000 in 1995 primarily due to non-recurring costs incurred in 1994 associated with listing the Company's, FREIF's and Advantage's stock on the American Stock Exchange.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1996, the Company's cash and cash equivalents aggregated $2,558,000 which the Company believes is adequate to meet its short term operating cash requirements. The Company also has access to a revolving line of credit in the amount of $25 million and holds $578,000 of mortgage-backed securities. At year end, there were no amounts outstanding under the Company's credit facility.

During 1996, the Company's cash balance declined to $2,558,000 compared to $6,186,000 at December 31, 1995. This decline in cash reflects cash provided by operating activities of $7,831,000, plus cash provided by investing activities of $4,140,000, and reduced by cash used by financing activities of $15,599,000. The $4,140,000 of net cash provided by investing activities reflects $6,534,000 of proceeds from the sale of mortgage-backed securities, which was partially offset by $1,428,000 used to acquire the Lam Research Buildings, $627,000 used for improvements to rental properties, and $339,000 used for leasing commissions. The mortgage-backed securities were sold in order to provide funds to purchase the dissenting shares as described below, and to pay for transaction and closing costs related to the property acquisition. The $15,599,000 of net cash used in financing activities primarily reflects $8,408,000 of funds used to purchase the dissenting shares, and $6,033,000 of cash distributions.

The Company's investment in mortgage-backed securities at December 31, 1996, is represented by a FNMA adjustable rate pass-through certificate with a market value of approximately $578,000. Although payments of principal and interest are guaranteed by FNMA, changes in market interest rates may cause the security's market value to fluctuate, which could result in a gain or loss if the security is sold before maturity.

In 1996, the Company formed a limited partnership, FSRT, in order to acquire two industrial R & D buildings located in Fremont, California (the "Lam Research Buildings"). FSRT assumed the existing financing on the Lam Research Buildings, which was subsequently refinanced, and issued 1,625,000 limited partnership units to the prior owner in exchange for its equity interest in the buildings. The limited partnership units are convertible into Series A shares of the Company's common stock on a one-for-one basis after November 1, 1997. The Company contributed its fee title interest in the Data General Building to FSRT and approximately $1.4 million in cash to cover transaction and closing costs. The Company is the sole general partner of FSRT and for its contribution, the Company received an approximate 70% ownership interest in the partnership. The Company may contribute all of its remaining properties to FSRT at some later date. The Company is subject to certain restrictions regarding the sale or refinance of properties owned by FSRT.

In connection with the Merger, stockholders representing approximately 635,638 shares of FREIF Series A common stock and 1,077,677 shares of Company Series A common stock elected to exercise dissenter's rights pursuant to Chapter 13 of the California General Corporation Law. No Advantage stockholders elected to exercise dissenter's rights. On November 1, 1996, the Company purchased all of the remaining dissenting shares of Series A common stock arising from the Merger for an aggregate price of $8.4 million. After giving effect to the transaction, the total number of shares of Series A common stock of the Company outstanding is 12,250,384. Cash for the purchase price was provided by the sale of a portion of the Company's mortgage-backed securities.

On December 10, 1996, the Company entered into an agreement with the Bank of America for a $25 million secured revolving line of credit to provide funding for future acquisitions and general business purposes. Borrowings under the line of credit bear interest at the London Interbank Offered Rate ("LIBOR") plus 1.90%, or at the bank's Reference rate at the Company's option. The credit facility is secured by mortgages on three of the Company's properties (which collectively accounted for 52% of the Company's annualized base rent as of December 31, 1996), together with the rental proceeds from such properties. At December 31, 1996, these properties comprised approximately 45% of the Company's gross real estate assets. The credit agreement contains customary representations, restrictive covenants, and events of default, including a covenant limiting quarterly distributions to 98% of funds from operations. The Company does not anticipate that this covenant will adversely affect the ability of the Company to declare distributions under the Company's current distribution policy. At December 31, 1996, the Company had no borrowings outstanding under the line of credit.

In connection with any lease renewal or new leasing, the Company would incur costs for tenant improvements and leasing commissions which would be funded first from operating cash flow and, if necessary, from cash reserves or the line of credit.

IMPACT OF INFLATION

The Company's policy of negotiating leases which incorporate operating expense "pass-through" provisions is intended to protect the Company against increased operating costs resulting from inflation. Inflation, however, would increase the Company's borrowing costs.

POTENTIAL FACTORS AFFECTING FUTURE OPERATING RESULTS

DECLINE IN INTEREST INCOME, LOSS ON SALE OF MORTGAGE-BACKED SECURITIES

In prior years, net income has been positively affected by interest income that the Company earned on its investments in mortgage-backed securities. In addition, the Company periodically incurred losses upon the sale of certain of the securities. Late in 1996, the Company liquidated substantially all of its mortgage-backed securities in order to provide funds to repurchase a portion of its outstanding common stock. Therefore, the Company does not anticipate generating significant amounts of interest income, or losses on the sale of mortgage-backed securities, in future years. The repurchase of the Company's common stock was not detrimental to the Company's operating results in 1996 calculated on a per share basis, due to the related decline in the number of shares outstanding.

LEASING TURNOVER

In connection with any lease renewal or new lease, the Company typically incurs costs for tenant improvements and leasing commissions which will be funded first from operating cash flow and, if necessary, from cash reserves or the line of credit. In addition, while the company has historically been successful in renewing and releasing space, the Company will be subject to the risk that leases expiring in the future may be renewed or released at terms that are less favorable than current lease terms.

LEASING TURNOVER - CONTINENTAL CASUALTY COMPANY

An important event in the near term is the expiration of the Continental Casualty Company ("CNA") lease in November, 1997. The lease covers 74,515 square feet of space and represents approximately 12% of the Company's current base rental income. The Company has commenced renewal negotiations with CNA; however, it is currently unknown whether an agreement will be consummated. Currently, the base annual rental rate of this lease is $22.80 per square foot, and the Company has offered to extend the tenant's lease for five years at a lower rental rate. The Company has also offered to provide the tenant with tenant improvements and to pay leasing commissions, which total approximately $870,000. Although it is impossible to predict the final outcome of negotiations with CNA, if the tenant were to accept the Company's proposal, the Company's annual rental income and expense reimbursements would decline by approximately $420,000, or 2.9% of the Company's total revenue in 1996. Alternatively, if CNA were to vacate its space and a single replacement tenant could not be located, the Company may have to reconfigure the space for multiple tenants at a cost which could exceed $2 million. The most likely sources for such funds are the Company's cash reserves, debt financing, or the sale of an undeveloped parcel of land at the Fairway Center. No assurance can be given that CNA will renew under the terms set forth above or whether the space currently occupied by CNA can be rented without detrimental impact to the Company's current annual rental income and expense reimbursements.

LEASING TURNOVER - DATA GENERAL BUILDING

The Data General Building is located in an area of Los Angeles County that is dominated by aerospace and defense related companies. Because many of the defense programs that these companies are engaged in have been curtailed, their office space requirements were substantially reduced, causing greater vacancies and lower market rental rates. Based on reports from CB Commercial Real Estate Group, at December 31, 1996, the Manhattan Beach/El Segundo sub-market, had a total vacancy factor of 31% and an average asking full service rental rate of $19.32 per square foot. New leases and renewals that the Company executes while these soft market conditions persist may be at lower rental rates and require greater tenant improvements than current leases at the property. However, according to the CB Commercial reports, the severe job losses experienced by the aerospace and defense industries appear to have bottomed out in February of 1996, and occupancy rates in the El Segundo market are expected to increase in 1997. No assurance can be given, however, that this will occur.

Over the next two years, the Company's leasing exposure at the Data General Building consists of two leases each covering 48,000 square feet, which expire in November, 1997 and January 1999. The Company believes that the effective rental rate that is provided by the lease expiring in 1997 is substantially at the current market rate. However, the lease expiring in 1999 carries a triple net rental rate that is equivalent to approximately $28.00 per square foot on a full service basis. Compared to the current market asking rate of $19.32 per square foot, this lease provides overmarket rent of approximately $417,000 annually, or 2.9% of the Company's total revenue in 1996. It is impossible to predict the market rental rate in 1999; however, the Company expects that when this lease expires, the rental income related to this space will be less than $28.00 per square foot regardless of whether the lease is renewed or new leases are signed. The Company will also incur costs for tenant improvements and leasing commissions related to both spaces upon the renewal or re-leasing of the spaces, however, the amounts are unknown at this time.

Management believes that the Company's sources of capital as described under Liquidity and Capital Resources are adequate to meet its liquidity needs in the foreseeable future.

FUNDS FROM OPERATIONS

The Company considers funds from operations to be a useful measure of the operating performance of an equity REIT because, together with net income and cash flows, Funds from Operations provides investors with an additional basis to evaluate the ability of a REIT to support general operating expense and interest expense before the impact of certain activities, such as gains and losses from property sales and changes in the accounts receivable and accounts payable. However, it does not measure whether income is sufficient to fund all of the Company's cash needs including principal amortization, capital improvements and distributions to stockholders. Funds from operations should not be considered an alternative to net income or any other GAAP measurement of performance, as an indicator of the Company's operating performance or as an alternative to cash flows from operating, investing or financing activities as a measure of liquidity. As defined by the National Association of Real Estate Investment Trusts, funds from operations is net income (computed in accordance with GAAP), excluding gains or losses from debt restructuring and sales of property, plus depreciation and amortization, and after adjustment for unconsolidated joint ventures. The Company reports funds from operations in accordance with the revised NAREIT definition. The change in the NAREIT definition in 1995 had no material effect on the amounts reported by the Company as funds from operations in prior periods. The measure of funds from operations as reported by the Company may not be comparable to similarly titled measures of other companies that follow different definitions.


                                     FUNDS FROM OPERATIONS
                                     (dollars in thousands)

                                          Year ended December 31,
                                         1996            1995            1994

Net income                             $3,807          $4,462          $4,273
Add:  Depreciation and
      Amortization                      3,428           3,333           3,123

Funds from Operations                  $7,235          $7,795          $7,396

===============================================================================
The primary difference between the periods reflects the changes in Merger related expenses and losses on the sale of mortgage-backed securities as discussed under "Results of Operations".



Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                                                     PAGE

Report of Independent Accountants                                      29

Consolidated Balance Sheets as of December 31, 1996 and 1995           30

Consolidated Statements of Operations for the years ended
 December 31, 1996, 1995 and 1994                                      32

Consolidated Statements of Stockholders' Equity for the
 years ended December 31, 1996, 1995 and 1994                          33

Consolidated Statements of Cash Flows for the years ended
 December 31, 1996, 1995 and 1994                                      35

Notes to Financial Statements                                          36

Schedule III - Real Estate and Accumulated Depreciation                49


All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.


REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors and Stockholders
Franklin Select Realty Trust

We have audited the accompanying consolidated balance sheets of Franklin Select Realty Trust as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996, and the financial statement schedule of Real Estate and Accumulated Depreciation. These financial statements and financial statement schedule are the responsibility of Franklin Select Realty Trust's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Franklin Select Realty Trust as of December 31, 1996, and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


                                  COOPERS & LYBRAND L.L.P.


San Francisco, California
February 7, 1997


C O N S O L I D A T E D  B A L A N C E  S H E E T S


FRANKLIN SELECT REALTY TRUST
                                                                                               Restated
------------------------------------------------------------------ ----------------- -------------------
as of December 31, 1996 and 1995
 (Amounts in 000's except per share amounts)                                   1996                1995
------------------------------------------------------------------ ----------------- -------------------

ASSETS

Rental property:
  Land                                                                      $38,286             $30,949
  Buildings and improvements                                                103,339              83,121
                                                                   ----------------- -------------------
                                                                            141,625             114,070
  Less: accumulated depreciation                                             17,583              14,416
                                                                   ----------------- -------------------
                                                                            124,042              99,654

Cash and cash equivalents                                                     2,558               6,186
Mortgage-backed securities,
 available for sale                                                             578               7,135
Deferred rent receivable                                                      1,916               1,970
Deferred costs and other assets                                               2,204               1,512
                                                                   ================= ===================
          Total assets                                                     $131,298            $116,457
                                                                   ================= ===================

LIABILITIES AND STOCKHOLDERS' EQUITY

Notes and bonds payable                                                    $22,745             $7,145
Tenant deposits, accounts payable
 and accrued expenses                                                        1,197                741
Advance rents                                                                   26                 64
Distributions payable                                                        1,348              1,521
                                                                  ----------------- ------------------
      Total liabilities                                                     25,316              9,471
                                                                  ----------------- ------------------

Minority interest                                                            9,329                  -
                                                                  ----------------- ------------------

Commitments and contingencies
Stockholders' equity:
  Common stock, Series A, without par value;
  stated value $10 per share; 110,000
  shares authorized; 12,250 and 14,145 shares
  issued and outstanding, respectively                                     103,161            111,569

  Common stock, Series B, without par value;
  stated value $10 per share; 2,500
  shares authorized;
  746 shares issued and outstanding                                          6,294              6,294

  Unrealized loss on mortgage-backed
   securities                                                                 (36)              (164)

  Accumulated distributions in excess
   of net income                                                          (12,766)           (10,713)
                                                                  ----------------- ------------------
      Total stockholders' equity                                            96,653            106,986
                                                                  ----------------- ------------------
      Total liabilities and stockholders'
       equity                                                             $131,298           $116,457
                                                                  ================= ==================


The accompanying notes are an integral part of these consolidated financial statements.


C ON S O L I D A T E D   S T A T E M E N T S   O F   O P E R A T I O N S


FRANKLIN SELECT REALTY TRUST

                                                                                   Restated       Restated
------------------------------------------------------------- -------------- ---------------- --------------
for the years ended December 31,
 1996, 1995 and 1994
(Amounts in 000's except per share
 amounts)                                                             1996           1995           1994
------------------------------------------------------------- -------------- ---------------- --------------
REVENUE:
  Rent                                                              $13,926          $13,383        $12,099
  Interest, dividends, and other                                        642              728            891
                                                              -------------- ---------------- --------------

    Total revenue                                                    14,568           14,111         12,990
                                                              -------------- ---------------- --------------

EXPENSES:
  Interest                                                              886              679            466
  Depreciation and amortization                                       3,440            3,335          3,124
  Property operating                                                  3,635            3,705          3,246
  Related party                                                       1,205            1,030            897
  Consolidation expense                                                 695              394              5
  General and administrative                                            642              506            661
  Loss on sale of mortgage-backed
   securities                                                           151                -            318
  Minority interest                                                     107                -              -
                                                              -------------- ---------------- --------------

    Total expenses                                                   10,761            9,649          8,717
                                                              -------------- ---------------- --------------

NET INCOME                                                           $3,807           $4,462         $4,273
                                                              ============== ================ ==============


Net income per share, based on the weighted
 average shares outstanding of Series
 A common stock of 13,830, 14,145 and 14,145
 for the years ended December 31,
 1996, 1995 and 1994, respectively                                   $  .28           $  .32         $  .30
                                                              ============== ================ ==============

Distributions per share, based on the weighted
 average shares outstanding of
 Series A common stock of 13,343, 14,145
 and 14,145 for the years ended December
 31, 1996, 1995 and 1994, respectively                               $  .44           $  .44         $  .44
                                                              ============== ================ ==============

------------------------------------------------------------- -------------- ---------------- --------------

The accompanying notes are an integral part of these consolidated financial statements.



C O N S O L I D A T E D   S T A T E M E N T S   O F   S T O C K   H O L D E R S'
E Q U I T Y


FRANKLIN SELECT REALTY TRUST
for the years ended December 31, 1996, 1995, and 1994 (Amounts in 000's)



                                                                                  Unrealized          Accumulated
                                                   COMMON STOCK                  (loss)/gain on      distributions
                                         Series A                  Series B         mortgate-         in excess
                                  Shares         Amount       Shares     Amount     securities      of net income          Total
                             --------------------------------------------------- ----------------- -------------------- ------------

Balance,
 December 31,
 1993, Restated                   14,146       $111,574        746       $6,294          -             $(7,076)           $110,792

Redemption of
 Series A
 common stock                         (1)            (2)         -            -          -                   -                  (2)

Unrealized loss
 on  mortgage-
 backed
 securities                            -              -          -            -      $(581)                  -                (581)

Net income                             -              -          -            -          -               4,273               4,273
Distributions
 declared                              -              -          -            -          -              (6,166)             (6,166)

Balance,
 December 31,
 1994, Restated                   14,145        111,572        746        6,294       (581)             (8,969)            108,316

Redemption of
 Series A
 common stock                          -             (3)         -            -          -                   -                  (3)

Unrealized gain
 on mortgage-
 backed
 securities                            -              -          -            -        417                   -                 417

Net income                             -              -          -            -          -               4,462               4,462
Distributions declared                 -              -          -            -          -              (6,206)             (6,206)

Balance,
 December 31,
 1995, restated                   14,145        111,569        746        6,294       (164)            (10,713)            106,986

Dissenting
 stockholders'
 interest                         (1,895)        (8,408)         -            -          -                   -              (8,408)

Unrealized gain
 on mortgage-
 backed
 securities                            -              -          -            -        128                   -                 128

Net income                             -              -          -            -          -               3,807               3,807
Distributions
 declared                              -              -          -            -          -              (5,860)             (5,860)

Balance,
 December 31,
 1996                             12,250       $103,161        746       $6,294       $(36)           $(12,766)            $96,653
=========================== ============= ============== ========== ======================= ========================  ==============

The accompanying notes are an integral part of these consolidated financial statements.


  C O N S O L I D A T E D   S T A T E M E N T S   O F   C A S H   F L O W S


FRANKLIN SELECT REALTY TRUST
                                                                              Restated       Restated
---------------------------------------------------------- ------------- -------------- --------------
for the years ended December 31,
 1996,1995 and 1994 (Dollars in 000's)                           1996           1995           1994
---------------------------------------------------------- ------------- -------------- --------------

CASH FLOWS FROM OPERATING ACTIVITIES:

NET INCOME                                                       $3,807         $4,462         $4,273
                                                           ------------- -------------- --------------
Adjustments to reconcile net income
 to net cash provided by operating
 activities:
  Depreciation and amortization                                   3,440          3,335          3,124
  Loss on sale of mortgage-backed
   securities                                                       151              -            318
  Minority interest                                                 107              -              -
  Loss on disposition of rental property                              -            100              -
  Decrease in deferred rent receivable                               54             44              -
  (Increase) decrease in other assets                               (27)           309            873
  Increase in tenant deposits, accounts
   payable, and accrued expenses                                    337            148            125
  (Decrease) increase in advance rents                              (38)           (39)            58
                                                           ------------- -------------- --------------
                                                                  4,024          3,897          4,498
                                                           ------------- -------------- -------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                         7,831          8,359          8,771
                                                           ------------- -------------- --------------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Acquisition of rental property                                 (1,428)             -        (12,910)
  Improvements to rental property                                  (627)          (390)        (1,120)
  Leasing commissions paid                                         (339)          (371)          (467)
  Investment in mortgage-back securities                              -              -         (3,235)
  Disposition of mortgage-back securities                         6,534            792         11,828
                                                           ------------- -------------- --------------
                                                           -------------
NET CASH PROVIDED BY (USED IN) INVESTING
 ACTIVITIES                                                       4,140             31         (5,904)
                                                           ------------- -------------- --------------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Borrowings under notes payable                                 16,222              -          2,000
  Repayment of notes payable                                    (16,781)          (134)           (86)
  Payment of loan costs                                            (599)             -            (12)
  Repurchase of dissenting stockholders'
   interest                                                      (8,408)             -              -
  Redemption of Series A common stock                                 -             (3)            (2)
  Distributions paid                                             (6,033)        (6,267)        (5,084)
                                                                         -------------- --------------
                                                           -------------
NET CASH USED IN FINANCING ACTIVITIES                           (15,599)        (6,404)        (3,184)
                                                           ------------- -------------- --------------

NET (DECREASE) INCREASE IN CASH
 AND CASH EQUIVALENTS                                            (3,628)         1,986           (317)
CASH AND CASH EQUIVALENTS,
 BEGINNING OF YEAR                                                6,186          4,200          4,517
                                                           ============= ============== ==============
CASH AND CASH EQUIVALENTS,
 END OF YEAR                                                     $2,558         $6,186         $4,200
                                                           ============= ============== ==============


Supplemental  cash  flow  information  and  non-cash   investing  and  financing
activities - Notes 2 and 4.

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

On May 7, 1996 Franklin Real Estate Income Fund ("FREIF") and Franklin Advantage Real Estate Income Fund ("Advantage") merged into the Company. In connection with the Merger of the three companies (the "Merger"), the Company issued approximately 7,945,000 shares of Series A common stock and 559,718 shares of Series B common stock in exchange for 3,363,877 and 3,013,713 shares of Series A common stock and 319,308 and 124,240 shares of Series B common stock of FREIF and Advantage, respectively, in each case excluding dissenting shares.

Stockholders representing approximately 635,638 shares of FREIF Series A common stock and 1,077,667 shares of Company Series A common stock elected to exercise dissenter's rights pursuant to Chapter 13 of the California General Corporation Law. On November 1, 1996, the Company paid the dissenting stockholders approximately $8.4 million for their shares. The dissenting shares were repurchased by the Company as more fully described under Note 6 Repurchase of Dissenting Shares.

At December 31, 1996, the Company's real estate portfolio consisted of fee interests in the Shores Office Complex, a three-building office complex located in Redwood City, California; the Data General Building located in Manhattan Beach, California; the Mira Loma Shopping Center, a shopping center located in Reno, Nevada; three separate research and development buildings in the Northport Business Park, located in Fremont, California; the Glen Cove Shopping Center located in Vallejo, California; the Fairway Center, a two story office building located in Brea, California; the Carmel Mountain Gateway Plaza, a retail center located in San Diego, California; and the LAM Research Buildings, two separate research and development buildings also located in the Northport Business Park, located in Fremont, California.

BASIS OF PRESENTATION

The accompanying consolidated financial statements of the Company include all accounts of the Company and its majority owned partnership, FSRT L.P. All significant intercompany amounts and transactions have been eliminated. Certain 1995 and 1994 amounts have been reclassified to conform to the 1996 presentation. Such reclassifications had no effect on previously reported results.

The accompanying consolidated financial statements have been presented as a reorganization of entities under common control due to the common management of the Company, FREIF and Advantage by the Advisor and are reflected in the financial statements at their historical bases. Prior periods have been restated to give effect to the Merger.

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

RENTAL PROPERTY

Rental property is stated at cost and depreciated using the straight-line method over an estimated useful life of 35 years for buildings and improvements. Tenant improvements are generally amortized over the lesser of the improvements' useful life or the lease term. Significant improvements and betterments are capitalized. Maintenance, repairs and minor renewals are charged to expense when incurred.

Pursuant to the Company's investment objectives, property purchased is generally held for extended periods. During the holding period, management periodically, but at least annually, evaluates whether rental property has suffered an impairment in value. Management's analyses include consideration of estimated undiscounted future cash flows during the expected holding period in comparison with carrying values, prevailing market conditions and other economic matters. If the current carrying value of an individual property exceeds estimated future undiscounted cash flows, the Company would reduce the carrying value of the asset to fair value; however, to date, such adjustments have not been required.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand, demand deposits with banks, debt instruments with original maturities of three months or less, and money market funds, which are readily convertible into cash. Due to their relatively short-term nature, the carrying value of these instruments approximates fair value.

MORTGAGE-BACKED SECURITIES

Mortgage-backed securities held by the Company are classified as available for sale and are carried at fair value. The resulting unrealized gains and losses are reported as a separate component of stockholders' equity until realized. Realized gains and losses are recognized on the specific identification method and are included in earnings.

DEFERRED COSTS

Lease commissions are deferred and amortized using the straight-line method over the term of the related lease. Loan fees and loan costs are deferred and amortized using the straight-line method, which approximates the effective interest method, over the term of the related loan.

RENTAL REVENUES

Rental revenues are recorded on the straight-line method to reflect scheduled rent increases and free rent over the related lease term. As a result, a deferred rent receivable is created when rental receivables are less than the amount earned using the straight-line method or when rental income is recognized during free rent periods of a lease.

CONCENTRATIONS OF CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of mortgage-backed securities and operating leases with tenants.

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


NOTE 2 - RENTAL PROPERTY ACQUISITION

In October, 1996, the Company formed FSRT, L.P. ("FSRT"), a limited partnership in which the Company is the sole general partner. Upon formation, an unaffiliated party contributed the Lam Research Buildings in exchange for 1,625,000 limited partnership units (the "FSRT Units"), representing an approximate 30% interest in FSRT. In addition, FSRT assumed approximately $16.6 million of existing non-recourse debt which was subsequently refinanced with new debt at a reduced interest rate. The limited partner contribution was recorded based on the fair value of the LAM Research Buildings of approximately $25.5 million. The Company contributed its interest in the Data General Building and $1.4 million in cash to FSRT to cover transaction and closing costs in connection with the Lam Research Building. The FSRT Units, which are convertible into a like number of the Company's Series A common shares after one year, are entitled to receive quarterly distributions of $.11 per unit, subject to periodic annual increases commencing in June, 1998, as specified in the partnership agreement. Residual cash flow after distributions to the FSRT Units is distributable to the Company. In the future, the Company may contribute its remaining assets to FSRT at which time the distribution rate on the FSRT Units may be modified at the Company's discretion in accordance with the partnership agreement. The Company is subject to certain restrictions regarding the sale or refinance of the properties owned by FSRT.


NOTE 3 - MORTGAGE-BACKED SECURITIES, AVAILABLE FOR SALE

Mortgage-backed securities, available for sale at December 31, 1996, had a coupon rate of 7.18% and a maturity date of July 17, 2001. Amortized cost was $614,000 and the fair value was $578,000 resulting in a gross unrealized loss of $36,000 at December 31, 1996. Mortgage-backed securities at December 31, 1995 had an aggregate market value of $7,135,000 and an amortized cost of $7,298,000 resulting in a gross unrealized loss of $164,000.


NOTE 4 - NOTES AND BONDS PAYABLE

Notes and bonds payable at December 31, 1996, 1995 and 1994 are comprised of the following:


                                                                                                      Restated
In thousands                                                                             1996             1995
                                                                             ----------------- ----------------

FAIRWAY CENTER

Note payable, collateralized by a deed
of trust, payable interest only until
maturity in March, 1996. Interest is
paid monthly at a rate of 9% annually.                                                      -             $480

Bonds payable, net of prepaid reserve of $300,000,
collateralized by a lien, including serial bonds maturing
through October 1, 2000, at interest rates ranging from
5.75% to 7.60%, and term bonds maturing October 1, 2006, and
October 1, 2013, at interest rates of 8% and 8.125%,
respectively. The payments on the bonds are calculated in an
amount sufficient to fully amortize the indebtedness.                                  $2,335            2,405

GLEN COVE

Note payable, collateralized by a deed of trust. The note
bears interest, payable monthly, at the Union Bank Reference
Rate plus 1.5%, together with monthly principal payments of
$3,700 until maturity in 1999.                                                          1,893            1,937

CARMEL MOUNTAIN

Note payable, collateralized by a deed of trust. The note
bears interest, payable monthly, at the Union Bank Reference
Rate plus 1.5%, together with variable monthly principal
payments until maturity in 1999.                                                        2,295            2,323

LAM RESEARCH BUILDINGS

Notes payable, collateralized by deeds of trust. The two
notes bear interest at a fixed rate of 8.44%. The combined
principal and interest payment of $129,969 is payable
monthly until maturity in 2006.                                                        16,222                -
                                                                             ================= ================
                                                                                      $22,745           $7,145
                                                                             ================= ================


Aggregate principal payments required in future years are as follows:

In thousands

1997                                     $347
1998                                      378
1999                                    4,360
2000                                      350
2001                                      383
Thereafter                             16,927
                           ===================
                                      $22,745
                           ===================


For the years ended December 31, 1996, 1995 and 1994, interest paid was $773,000, $687,000 and $444,000, respectively.

Subsequent to December 31, 1996, the bonds payable were refinanced lowering the interest rate and extending the maturity date of the bonds to October 1, 2026.

Management estimates that the carrying amount of aggregate notes and bonds payable approximate fair value.

In December 1996, the Company entered into a $25 million secured line of credit agreement with a bank to provide funding for future acquisitions and working capital. Borrowings under the line of credit bear interest at the applicable London Interbank Offered Rate plus 1.9%, or at the bank's reference rate, and is secured by three of the Company's rental properties. Among other covenants, the agreement restricts payment of quarterly dividends to an amount not to exceed 98% of funds from operations, as defined. In addition, the Company pays an annualized fee of .25% of the unused portion of the line of credit, payable quarterly. At December 31, 1996, no borrowings were outstanding under the line of credit.

NOTE 5 - COMMON STOCK AND INCOME PER SHARE

In 1994, the Company issued to the Advisor an exchange right to exchange the Series B common stock held by the Advisor (Note 8) for Series A common stock. In connection with the Merger, the Company issued an additional exchange right to the Advisor with respect to the shares of Series B common stock held by Advisor in FREIF and Advantage which were exchanged in the Merger for Series B shares of the Company, The exchange rights are exercisable only when the Series A common stock achieves certain trading prices for 20 consecutive trading days. The number of shares of Series B common stock that will exchange for Series A common stock, and the related trading prices are as follows: 149,088 Series B shares will be exchanged for 149,088 Series A shares at $8.42, 185,866 Series B shares will be exchanged for 185,866 Series A shares at $10.35, and 410,630 Series B shares will be exchanged for 287,441 Series A share at $11.33. The rates of exchange and trading prices will be subject to change under certain circumstances as provided in the Exchange Rights Agreement.

No distribution may be paid on the Series B shares prior to exercise of the exchange rights. After exercise of the exchange rights, the Advisor will receive distributions on its Series A shares.

Series A and Series B common stock have the same voting rights. Distributions on Series A common stock are declared at the discretion of the Board of Directors.

For the purpose of calculating net income per share for the year ended December 31, 1996, the weighted average number of shares outstanding of Series A common stock has been calculated assuming the shares attributable to dissenting stockholders (equivalent to approximately 1.9 million shares of the Company's common stock) were converted into the Company's common stock and were outstanding for the period May 7, 1996 to the repurchase date of November 1, 1996. For the period May 7, 1996, to November 1, 1996, the Company was not obligated to, and did not, pay dividends related to 635,638 Series A shares of FREIF that dissented from the Merger.

NOTE 6 - REPURCHASE OF DISSENTING SHARES

On November 1, 1996 the Company purchased all the remaining "dissenting shares" of Class A common stock arising from the Merger for an aggregate price of $8.4 million. After giving effect to the transaction, the total number of shares of Series A common stock of the Company outstanding is approximately 12.25 million. Cash for the purchase price was provided by the sale of a portion of the Company's mortgage-backed securities. The Company incurred a loss on the sale of the securities of approximately $151,000.

NOTE 7 - RENTAL INCOME

The Company's rental income from commercial property is received principally from tenants under non-cancelable operating leases. The tenant leases typically provide for guaranteed minimum rent plus contingent rents. Minimum future rentals on non-cancelable tenant operating leases at December 31, 1996 are as follows:

In thousands

1997                                   13,723
1998                                   11,167
1999                                    9,780
2000                                    8,540
2001                                    7,204
Thereafter                             52,348
                           -------------------
                                      102,762
                           ===================

Minimum future rentals do not include contingent rents which represent reimbursements of property operating expenses. Contingent rents amounted to $1,725,000, $1,567,000 and $1,452,000 for the years ended December 31, 1996,
1995 and 1994, respectively.

During the years ended December 31, 1996, 1995 and 1994, one of the Company's tenants, the Continental Casualty Company, provided 13.8%, 14.3% and 15.8% of the Company's base rental income under a lease which expires in October 1997.

Late in 1996, the Company acquired two industrial buildings that are occupied by Lam Research Corporation under leases that expire in 2014. In addition, Lam Research Corporation leases other space from the Company at the Northport Buildings under a lease that expires in 2003. Subsequent to the acquisition of the Lam Research Buildings, the percentage of the Company's base rental income that is received from Lam Research Corporation increased to a total of approximately 20%, based upon leases in effect at December 31, 1996.

Leases covering 162,000 square feet, and representing approximately 22%, of the Company's base rental income at December 31, 1996, are scheduled to expire during 1997. The Company may incur significant costs related to the releasing or renewing of the leases. In addition, the Company anticipates releasing 75,000 square feet of this space at a rental rate substantially below the existing lease rate.

NOTE 8 - RELATED PARTY TRANSACTIONS

The Company has an agreement with Franklin Properties, Inc. (the "Advisor") to administer the day-to-day operations of the Company. Under the terms of the agreement, which is renewable annually, the Advisor will receive an annualized fee equal to .5% of the Company's gross real estate assets, defined generally as the book value of the assets before depreciation, payable quarterly. The fee will be reduced to .4% for gross real estate assets exceeding $200 million.

Prior to October 1, 1994, the Advisor received an annualized fee equal to 1% of invested assets and .4% of mortgage investments, paid quarterly. One half of the fee was subordinate to declaring distributions to Series A common stockholders totaling at least 7% per annum on their adjusted price per share, as defined.

Prior to the Merger, fees paid to the Advisor by FREIF and Advantage were calculated in a manner similar to that used by the Company prior to October 1, 1994, except that for FREIF, the entire fee was subordinated to declaring distributions to the Series A common stockholders totaling 8% of the adjusted price per share. If the advisory fees for FREIF and Advantage had been calculated under terms of the Company's current advisory agreement, the aggregate advisory fees for the Company, FREIF and Advantage would have been $606,000, $570,000 and $528,000 for the years ended December 31, 1996, 1995 and
1994, respectively. In addition, FREIF and Advantage paid the Advisor acquisition fees equal to 6% of the asset purchase price which are not payable under the terms of the Company's current advisory agreement.

Seven of the Company's properties are managed by Continental Property Management Co. ("CPMC"), an affiliate of the Advisor, and the remaining property is managed by an unaffiliated company, Cupertino Capital. The Company pays a property management fee, leasing commission and construction supervision fee to CPMC based on actual services performed. The fees paid to CPMC do not include any fees or expenses paid to on-site property managers or leasing commissions paid to third parties, both of which are borne by the Company.

The agreements between the Company and the Advisor, or affiliates of the Advisor, provide for certain types of compensation and payments including, but not limited to, the following for the years ended December 31, 1996, 1995 and 1994:

                                                     Restated         Restated
In thousands                           1996            1995             1994
                                     ------- ----------------- ----------------

Advisory fee, charged to
 related party expense                 $551            $350             $264

Reimbursement for data
 processing, accounting
 and certain other expenses,
 charged to related party expense        63             101              109

Property management fee, charged
 to related party expense               591             579              524

Property acquisition fee,
 capitalized and amortized
 over the life of the related
 investment                               -               -              730

Leasing commissions, capitalized
 and amortized over the term of
 the related lease                       97             187               99

Construction supervision fee,
capitalized and amortized over the
life of the related investment or
the term of the related lease,
 as applicable                           33              30               47


The Company's Board of Directors (including all of its Independent Directors) have determined that the compensation paid to the Advisor and to CPMC is fair and reasonable to the Company.

At December 31, 1996 and 1995, cash equivalents included $1,764,000 and $1,014,000, respectively, which was invested in Franklin Money Fund, an investment company managed by an affiliate of the Advisor. Distributions earned from Franklin Money Fund totaled $60,000, $23,000 and $21,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

At December 31, 1996 and 1995, accrued expenses included $177,000 and $103,000, respectively, payable to the Advisor or affiliates.


NOTE 9 - DISTRIBUTIONS

The allocation of cash distributions per share for individual stockholders' income tax purposes, as reported on Internal Revenue Service Form 1099-DIV, for the years ended December 31, 1996, 1995 and 1994 was as follows:


                                  Ordinary            Return of          Total
Year Paid                           Income              Capital           Paid
------------------------ ------------------ -------------------- --------------

Franklin Select Realty Trust

1996                                  $.42                 $.02           $.44
1995                                  $.35                 $.09           $.44
1994                                  $.34                 $.07           $.41


Franklin Real Estate Income Fund

1996(to May 7, 1996)                  $.18                 $.03           $.21
1995                                  $.49                 $.01           $.50
1994                                  $.41                 $.09           $.50


Franklin Advantage Real Estate Income Fund

1996 (to May 7, 1996)                 $.19                 $.03           $.22
1995                                  $.60                 $.01           $.61
1994                                  $.51                 $.14           $.65


In December 1994, the Company implemented a Dividend Reinvestment and Share Purchase Plan (the "Plan"), under which a stockholder's cash distributions may be reinvested in shares of Series A common stock of the Company, subject to the terms and conditions of the Plan. Under the Plan, the Company's Dividend Reinvestment Agent makes open market purchases of the Company's Series A common stock, administers the Plan and performs other duties related to the Plan. No new shares have been issued in connection with the Plan.

NOTE 10 - SUPPLEMENTARY QUARTERLY FINANCIAL DATA (UNAUDITED)

In thousands, except per share amounts, as restated to give effect to the merger.


                                                               THREE MONTHS ENDED
                             -------------------- ------------------ ------------------------- ---------------------
                                  MARCH 31,           JUNE 30,            SEPTEMBER 30,          DECEMBER 31,
                                    1996                1996                   1996                  1996
                             -------------------- ------------------ ------------------------- ---------------------
Revenue                             $3,474             $3,613               $3,597                $3,884
Net income                            $753             $1,078               $1,187                  $789
Net income
 per share                           $ .05              $ .08                $ .08                 $ .06


                                                               THREE MONTHS ENDED
                             -------------------- ------------------ ------------------------- ---------------------
                                  MARCH 31,           JUNE 30,            SEPTEMBER 30,          DECEMBER 31,
                                    1995                1995                   1995                  1995
                             -------------------- ------------------ ------------------------- ---------------------
Revenue                            $3,452             $3,569              $3,597                  $3,493
Net income                         $1,279             $1,318                $893                    $972
Net income per
 share                              $ .09              $ .09               $ .06                   $ .07




NOTE 11 - PRO FORMA FINANCIAL INFORMATION

The pro forma financial information set forth below is presented as if: (i) the Merger and the related repurchase of dissenting shares and (ii) the formation of FSRT and the limited partners' contribution of the LAM Research Buildings had occurred on January 1, 1995. The pro forma financial information is not necessarily an indication of what actual results of operations of the Company would have been assuming the transaction had occurred on January 1, 1995, nor does it purport to present the results of operations for future periods.



                                                     December 31
Dollars in thousands                          1996                1995
                                                     (Unaudited)
------------------------------------

Rent                                          $15,867           $15,731
Net income                                     $3,023            $3,479
Net income per share                            $ .25             $ .28
Weighted average Series A
 common stock outstanding                      12,250            12,250

NOTE 12 - LITIGATION

On December 2, 1996, two stockholders, for themselves and purportedly on behalf of certain other minority stockholders of Advantage, filed a purported class action complaint in the California Superior Court for San Mateo County against Advantage, its directors, the Advisor, Franklin Resources, Inc. and the Massachusetts State Teachers' and Employees' Retirement Systems Trust ("MASTERS"). The complaint alleges that defendants breached fiduciary duties to plaintiffs and other minority stockholders in connection with the purchase by Franklin Resources, Inc. in August 1994 of MASTERS' 46.6% interest in Advantage and in connection with the Merger of Advantage into the Company in May 1996, which was approved by a majority of the outstanding shares of each of the three companies. Plaintiffs also allege that defendants misstated certain material facts or omitted to state material facts in connection with these transactions. The complaint includes a variety of additional claims, including claims relating to the investment of Advantage assets, the suspension of the dividend reinvestment program, the allocation of merger-related expenses, revisions to the investment policies of Advantage, and the restructuring of the contractual relationship with the Advisor. Plaintiffs seek damages in an unspecified amount and certain equitable relief. The defendants deny any wrongdoing in these matters and intend to vigorously defend the action. Management does not believe that the outcome of this litigation will have a material adverse affect on the Company's financial condition or results of operations.

The properties are subject to certain routine litigation and administrative proceedings arising in the ordinary course of business, which, taken together, are not expected to have a material adverse impact on the Company's financial condition or results of operations.


--------------------------------------------------------------------------------
  R E A L  E S T A T E  A N D  A C C U M U L A T E D  D E P R E C I A T I O N
--------------------------------------------------------------------------------

 FRANKLIN SELECT REALTY TRUST
 as of, and for the years ended December 31, 1996, 1995 and 1994
 Dollars in thousands


                                                Cost Capitalized
                               Initial             Subsequent To         Gross Amount at Which
                               Cost to                                        Carried at
                                Fund               Acquisition                 Close of
                                                                                Period
                                                                                                                            Life on
                                                                                                                            Which
                                                                                                                            Deprec-
                                                                                                                           iation
                                                                                                                           in
                                                                                                                           Latest
                                                                                 Build-                      Date           Operat-
                                                                                  ings              Accumu-  of             ions
                                                              Carry-              and                lated   con-    Date   State-
                      Encum-              Build-   Improve-     ing             Improve-           Depreci-  struc-  Acqu-  ment is
  Description        brances     Land      ings     ments      Costs   Land      ments     Total     ation   tion    ired   Computed
  ----------------------------------------------------------------------------------------------------------------------------------

The Shores
Redwood City, CA        - (4)     $7,033   $20,499   $2,108     -      $7,033    $22,607   $29,640   $5,488   82-87   09/89     35

Data General
Building
Manhattan Beach, CA     -          5,372    16,994    2,707     -       5,372     19,701    25,073    4,985   82      12/89     35

Mira Loma                                                                                                             11/88
Shopping Center                                                                                                        &
Reno, Nevada            -          2,233     7,006      801     -       2,233      7,807    10,040    1,926   85-88   09/92     35

Northport Buildings
Fremont, CA             - (4)      2,874     8,708      534     -       2,874      9,242    12,116    2,116   85      01/91     35

Glen Cove
Shopping Center
Vallejo, CA             $1,893     2,500     4,200      104     -       2,500      4,304     6,804      361   89      01/94     35

Fairway Center
Brea, CA                 2,335 (4) 7,430    14,273      729     -       7,430     15,002    22,432    2,292   87      01/92     35

Carmel Mountain
Gateway Plaza
San Diego, CA            2,295     3,507     5,053       32     -       3,507      5,085     8,592      321   94      11/94     35

Lam Research
Buildings
Fremont, CA             16,222     7,337    19,591        -     -       7,337     19,591    26,928       94   96      10/96     35
------------------------------------------------------------------------------------------------------------------------------------

                       $22,745   $38,286   $96,324   $7,015     -     $38,286   $103,339  $141,625  $17,583
                                                                                           (1) (2)      (3)

================================================================================
R E A L   E S T A T E   A N D   A C C U M U L A T E D   D E P R E C I A T I O N
================================================================================

NOTES:

(1)      The aggregate cost for federal income tax purposes is $123,528.

(2)      RECONCILIATION OF REAL ESTATE


                                                  Restated           Restated
                                  1996              1995               1994
                                -------------- ---------------- -------------------

Balance at beginning of period       $114,070       $113,833           $97,453

Dispositions                                -           (153)                -

Additions during period:

Acquisitions                           26,928              -            15,260

Improvements                              627            390             1,120
                                -------------- -------------- -----------------

Balance at end of period             $141,625       $114,070          $113,833
                                ============== =============== =================

(3)      RECONCILIATION OF ACCUMULATED DEPRECIATION
                                                   Restated           Restated
                                   1996              1995               1994
                                  ------------- ---------------- -------------------

Balance at beginning of period         $14,416       $11,383            $8,488

Dispositions                                 -           (53)                -

Depreciation expense
 for the period                          3,167         3,086             2,895
                                  ------------- ------------- -----------------

Balance at end of period               $17,583       $14,416           $11,383
                                  ============= ============= =================

(4) These assets are pledged as collateral under the Company's $25 million line of credit. At December 31, 1996, no borrowings were outstanding under the line of credit.


Item 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

The information required by Items 10 through 12 of Part III is incorporated herein by reference from the Company's Proxy Statement which will be mailed to stockholders in connection with the Registrant's annual meeting of stockholders scheduled to be held on June 5, 1997.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company is managed by the Advisor under the terms of an Advisory Agreement, which is renewable annually and is subject to the overall approval of the Board of Directors, a majority of whom are independent of the Advisor. The Company pays the Advisor, as an asset management fee, an annualized fee of .5% of the book value of its real estate assets before depreciation. This fee is reduced to
 .4% of the book value before depreciation of real estate assets exceeding $200 million. The fee is calculated and paid at the end of each fiscal quarter of the Company, based on the real estate assets at the end of such quarter. The Company changed its advisory fee structure after its conversion to an infinite life REIT in 1994. The properties formerly owned by FREIF and Advantage became subject to the Company's advisory fee structure upon the Merger of FREIF and Advantage into and with the Company in May 1996. The Advisory fee paid to the Advisor during the year ended December 31, 1996, is stated in the table below.

The Company pays all expenses of its operations except for the following, which are borne by the Advisor (i) employment expenses of the Company's Chairman, President, Senior Vice President, Chief Financial Officer, Secretary and of the Company's directors who are also officers of the Advisor, (ii) office expenses of the Advisor, and (iii) overhead expenses of the Advisor not properly attributable to the performance of its duties and obligations under the Advisory Agreement.

Seven of the Company's properties are managed by Continental Property Management Co. ("CPMC"), an affiliate of the Advisor, and the remaining property is managed by an unaffiliated company, Cupertino Capital. The Company pays a property management fee, leasing commission and construction supervision fee to CPMC based on actual services performed. The fees paid to CPMC do not include any fees or expenses paid to on-site property managers or leasing commissions paid to third parties, both of which are borne by the Company. The fees paid to CPMC for the year ended December 31, 1996, are listed in the table below.

During the year ended December 31, 1996, the Company paid or accrued the following amounts for the reimbursements and services noted above:


Advisory fee, charged to related party expense        $551,000

Reimbursement for data processing, accounting
 and certain  other expenses charged to related
 party expense                                          63,000

Property management fee, charged to related
 party expense                                         591,000

Leasing commission, capitalized and amortized
 over the term of the related lease                     97,000

Construction supervision fee, capitalized
 and amortized over the life of the related
 investment or the term of the related lease            33,000


The Company's Board of Directors (including all of its Independent Directors) have determined that the compensation paid to the Advisor and to CPMC is fair and reasonable to the Company.

David P. Goss, Mark A. TenBoer and Richard S. Barone, who are officers of the Company, are also officers of the Advisor.


                                     PART IV

Item 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   1.      The financial statements of the Company included in Item 8 of this report are listed on the index on page 28.

      2. The supplemental financial statement schedule of the Company included in Item 8 of this report is listed on the index on page 28.

      3.      Exhibits:

Exhibit
 NO.     LIST OF EXHIBITS                                           FOOTNOTE

 3.1     Articles of Incorporation                                       (1)
 3.2     First Amendment to Articles of Incorporation                    (2)
 3.2a    Second Amended and Restated Bylaws of
          Franklin Select Realty Trust                                   (2)
10.1*    Amended and Restated Advisory Agreement
10.2     Property Management Agreement                                   (3)
10.3     Agreement of Limited Partnership of
          FSRT, L.P. between the Company and                             (4)
          Northport Associates No. 18, a California
          limited liability company, dated as of October 30, 1996.
10.4     Contribution Agreement, dated as of October 30, 1996,
          between FSRT, L.P.,                                            (4)
          the Company, Northport Associates No. 18,
          a California limited liability company,
          and the members of Northport Associates No. 18.
10.5     Exchange Rights Agreement, dated as of
          October 30, 1996, among the Company,                           (4)
          FSRT, L.P., and Northport Associates No. 18,
          a California limited liability company.
10.6     Registration Rights Agreement, dated as of
          October 30, 1996, among the                                    (4)
          Company and Northport Associates No. 18,
          a California limited liability company.
10.7*     Secured line of credit loan agreement, dated December 10, 1996, by and between the Company and Bank of America.
21.1*    Subsidiaries of the Company.

 *       Filed herewith.

 FOOTNOTES

(1) Documents were filed in the Company's Form S-11 Registration Statement, dated March 30, 1989 (Registration No. 033-26562) and are incorporated herein by reference.

(2) Documents were filed in the Company's Form S-4 Registration Statement, dated November 13, 1995, (Registration No. 033-64131), and are incorporated herein by reference.

(3) Documents were filed in the Company's Form 10-K for the year ended December 31, 1994, and are incorporated herein by reference.

(4) Documents were filed in the Company's Form 8-K, dated October 31, 1996, and are incorporated herein by reference.

(b)           Reports filed on Form 8-K.

              During the quarter ended December 31, 1996, the Company filed a report dated October 31, 1996, (date of earliest event reported) on Form 8-K, with respect to the acquisition of the Lam Research Buildings and the repurchase of dissenting shares.


                                   SIGNATURE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            FRANKLIN SELECT REALTY TRUST
                                            (Company)


Date:       03/27/97                        By:     /S/ DAVID P. GOSS
                                                    David P. Goss
                                                    Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company, and in the capacities and on the dates indicated.



SIGNATURE                                TITLE              DATE


                             Chief Executive Officer, and
                                       Director
s/David P. Goss                                                3/27/97
-----------------------------                               -------------------
David P. Goss

s/Barry C. L. Fernald                  Director1               3/27/97
-----------------------------                               -------------------
Barry C. L. Fernald

s/Lloyd D. Hanford, Jr.                Director1               3/27/97
-----------------------------                               -------------------
Lloyd D. Hanford, Jr.

s/Egon H. Kraus                        Director1               3/27/97
-----------------------------                               -------------------
Egon H. Kraus

s/Frank W. T. LaHaye                   Director1               3/27/97
-----------------------------                               -------------------
Frank W. T. LaHaye

s/Larry D. Russel                      Director1               3/27/97
-----------------------------                               -------------------
Larry D. Russel

s/E. Samuel Wheeler                    Director1               3/27/97
-----------------------------                               -------------------
E. Samuel Wheeler



1 Independent Director


                                  Exhibit 21.1

                  Subsidiaries of Franklin Select Realty Trust


                         State of                 Name under which
SUBSIDIARY NAME          ORGANIZATION             SUBSIDIARYIS DOING BUSINESS

FSRT, L.P.               Delaware                 FSRT, L.P.