Form 10-Q
period 1997-03-31
FRANKLIN SELECT REALTY TRUST
filed 1997-05-12
CIK 845613

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

(Mark One)

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 1997

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to


Commission file number 1-12708


                          FRANKLIN SELECT REALTY TRUST
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


           CALIFORNIA                                         94-3095938
--------------------------------------------------------------------------------
(State or other jurisdiction                              (I.R.S. Employer
 of incorporation or organization)                         Identification No.)

P. O. BOX 7777, SAN MATEO, CALIFORNIA                         94403-7777
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

Common Stock Shares Outstanding as of  March 31, 1997, Series A:  12,250,384
Common Stock Shares Outstanding as of  March 31, 1997, Series B:     745,584






                        PART I - FINANCIAL INFORMATION

                         ITEM 1. FINANCIAL STATEMENTS

                         FRANKLIN SELECT REALTY TRUST

                                BALANCE SHEETS
                  AS OF MARCH 31, 1997 AND DECEMBER 31,1996
                                  UNAUDITED


(In thousands, except per share data)                       1997       1996
----------------------------------------------------------------------------

ASSETS

Rental property:
  Land                                                   $38,286    $38,286
  Buildings and improvements                             103,399    103,339
                                                       ---------------------
                                                         141,685    141,625
  Less: accumulated depreciation                          18,487     17,583
                                                       ---------------------
                                                         123,198    124,042

Cash and cash equivalents                                  3,156      2,558
Mortgage-backed securities, available for sale               571        578
Deferred rent receivable                                   1,905      1,916
Deferred costs and other assets                            2,447      2,204
                                                       =====================
      Total assets                                      $131,277   $131,298
                                                       =====================

----------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Notes and bonds payable                                  $22,821    $22,745
Tenant deposits, accounts payable
  and accrued expenses                                     1,292      1,197
Advance rents                                                 17         26
Distributions payable                                      1,448      1,348
                                                       ---------------------
      Total liabilities                                   25,578     25,316
                                                       ---------------------

Minority interest                                          9,311      9,329
                                                       ---------------------

Commitments and contingencies

Stockholders' equity:
Common stock, Series A, without par value;
  stated value $10 per share; 110,000 shares
  authorized; 12,250 issued and outstanding              103,161    103,161

Common stock, Series B, without par value;
  stated value $10 per share; 2,500 shares
  authorized; 746 shares issued and outstanding            6,294      6,294

Unrealized loss on mortgage-backed securities               (32)       (36)

Accumulated distributions in
  excess of net income                                  (13,035)   (12,766)
                                                       ---------------------
      Total stockholders' equity                          96,388     96,653
                                                       ---------------------
      Total liabilities and
        stockholders' equity                            $131,277   $131,298
                                                       =====================

 The accompanying notes are an integral part of these consolidated financial statements.







                         FRANKLIN SELECT REALTY TRUST
                    CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                  UNAUDITED

                                                                 Restated
(In thousands, except per share data)                     1997       1996
--------------------------------------------------------------------------

REVENUE:
  Rent                                                  $4,096     $3,285
  Interest, dividends, and other                            36        189
                                                     ---------------------

    Total revenue                                        4,132      3,474
                                                     ---------------------

EXPENSES:
  Interest                                                 592        162
  Depreciation and amortization                            972        824
  Property operating                                       829        830
  Related party                                            337        250
  Consolidation expense                                      -        462
  General and administrative                               162        193
  Minority interest                                        161          -
                                                     ---------------------

    Total expenses                                       3,053      2,721
                                                     ---------------------

NET INCOME                                              $1,079       $753
                                                     =====================


Net income per share, based on the weighted
  average shares outstanding of Series A
  common stock of 12,250 and 14,145 for
  the three months ended March 31, 1997
  and 1996, respectively                                $  .09     $  .05
                                                     =====================

Distributions per share, based on the weighted
  average shares outstanding of Series A
  common stock of 12,250 and 14,145 for
  the three months ended March  31, 1997
  and 1996, respectively                                $  .11     $  .11
                                                     =====================













 The accompanying notes are an integral part of these consolidated financial statements.







                         FRANKLIN SELECT REALTY TRUST

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                  UNAUDITED

                                                             Restated
(In thousands)                                         1997      1996
----------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

NET INCOME                                           $1,079      $753
                                                  --------------------
Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization                      1,013       824
   Minority interest                                    161         -
   Decrease in deferred rent receivable                  11        12
   Increase in other assets                           (268)     (305)
   Increase in tenant deposits, accounts
    payable and accrued expenses                         35       135
   Decrease in advance rents                            (9)       (9)
                                                  --------------------
                                                        943       657
                                                  --------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES             2,022     1,410
                                                  --------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Improvements to rental property                     (60)     (123)
   Leasing commissions paid                            (81)     (120)
   Disposition of mortgage-backed securities             11       284
                                                  --------------------
NET CASH (USED IN) PROVIDED BY
 INVESTING ACTIVITIES                                 (130)        41
                                                  --------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Borrowings under bonds payable                     2,478         -
   Repayment of notes and bonds payable             (2,402)     (498)
   Payment of loan costs                                (3)         -
   Distributions paid to limited partners             (119)         -
   Distributions paid to shareholders               (1,248)   (1,521)
                                                  --------------------
NET CASH USED IN FINANCING ACTIVITIES               (1,294)   (2,019)
                                                  --------------------

NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                                   598     (568)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD        2,558     6,186
                                                  ====================
CASH AND CASH EQUIVALENTS, END OF PERIOD             $3,156    $5,618
                                                  ====================










 The accompanying notes are an integral part of these consolidated financial statements.






                         FRANKLIN SELECT REALTY TRUST

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1997
                                  UNAUDITED



NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements of Franklin Select Realty Trust (the "Company") have been prepared in accordance with generally accepted accounting principles applicable to interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation have been included. The Company presumes that users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure which would substantially duplicate the disclosure contained in the Company's 1996 Annual Report on Form 10-K has been omitted. The accompanying unaudited consolidated financial statements for the period ended, March 31, 1996, have been restated to give effect to the Merger (See Note 2) accounted for as a reorganization of entities under common control.

NOTE 2 - NET INCOME PER SHARE

On May 7, 1996 Franklin Real Estate Income Fund ("FREIF") and Franklin Advantage Real Estate Income Fund ("Advantage") merged into the Company (the "Merger"). On November 1, 1996 in connection with the merger, the Company repurchased shares of FREIF and Advantage common stock, equivalent to approximately 1.9 million shares of the Company's common stock, which was held by certain FREIF and Advantage shareholders who dissented from the merger.

For purposes of calculating net income per share for the period ended March 31, 1996, the weighted average shares outstanding of Series A common stock has been calculated assuming the shares attributable to dissenting shareholders (equivalent to approximately 1.9 million shares of the Company's common stock) were converted into the Company's common stock and were outstanding for the period.









                         FRANKLIN SELECT REALTY TRUST

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1997
                                  UNAUDITED


NOTE 3 - LITIGATION

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

NOTE 4 - SUBSEQUENT EVENT

On April 1, 1997, FSRT, L.P., a majority-owned subsidiary of the Company, acquired an industrial R&D building located in Fremont, California, for $8.51 million. The acquisition was financed by a $8.6 million draw under the Company's line of credit with Bank of America. Management intends to refinance approximately $5.1 million of the borrowings under the line of credit with fixed rate mortgage debt.












                         FRANKLIN SELECT REALTY TRUST


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following discussion is based primarily on the consolidated financial statements of the Company for the period ended March 31, 1997 and the restated, combined financial statements of the Company, FREIF, and Advantage as of, and for the period ended, March 31, 1996 to give effect to the Merger. The information should be read in conjunction with the accompanying consolidated financial statements and the notes thereto.

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

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTH PERIODS ENDED MARCH 31, 1997 AND 1996

Total revenue for the three month period ended March 31, 1997 increased $658,000, or 19%, compared to the same period in 1996 primarily due to rental revenue provided by the LAM Research Buildings acquired in October, 1996, and to an increase in the average portfolio occupancy rate of the other seven properties from 94.1% at March 31, 1996 to 96.9% at March 31, 1997. The increase in rental revenue was partially offset by a decrease in interest revenue due to the sale of mortgage-backed securities in the fourth quarter of 1996.

Total expenses for the three month period ended March 31, 1997, increased $332,000, or 12%, compared to the same period in 1996 primarily as a result of increases in interest, depreciation and amortization and minority interest expenses related to the LAM Research Buildings. These increases were partially offset by a decrease in non-recurring expenses related to the Merger.

Related party expense for the three month period ended March 31, 1997 increased 35%, primarily as a result of an increase in advisory fees caused by the acquisition of the LAM Research Buildings and to the adoption of the Company's advisory agreement by the two REITs that merged with the Company in May, 1996. Prior to the merger, the REITs operated under advisory agreements containing different methods of compensation to the Advisor.

General and administrative expense for the three month period ended March 31, 1997 decreased 16%, due to decreases in legal fees and directors' and officers' insurance premiums, and due to merger related expenses reported in 1996 of $33,000. These decreases were partially offset by increases in transfer agent expense and accounting expense.

Net income increased $326,000, or 43%, for the three month period ended March 31, 1997, primarily as a result of an increase in rental income, and a decrease in merger expenses.







                         FRANKLIN SELECT REALTY TRUST


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      (Continued)

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1997, cash and cash equivalents aggregated $3,156,000 which the Company believes is adequate to meet its short-term operating cash requirements. The Company also has access to a revolving line of credit in the amount of $25 million and holds $571,000 in mortgage-backed securities. At March 31, 1997, there were no amounts outstanding under the Company's credit facility.

Management continues to evaluate properties for acquisition by the Company. The Company expects to fund the cost of acquisitions, capital expenditures, costs associated with lease renewals and reletting of space, repayment of indebtedness, and development of properties from (i) cash flow from operations, (ii) borrowings under its credit facility and, if available, other indebtedness (which may include indebtedness assumed in acquisitions),
(iii) proceeds from the sale of the Company's equity securities, and (iv) the issuance of partnership interests in connection with acquisitions. The Company's operating cash flow has been its principal source of capital for minor property improvements, leasing costs and the payment of quarterly distributions.

Net cash provided by operating activities for the three month period ended March 31, 1997 was $2,022,000, or $612,000 more than the same period in
1996. The increase in cash flow provided by operating activities is primarily attributable to the increase in net income as described under "Results of Operations".

Net cash provided by investing activities for the three month period ended March 31, 1997, decreased $171,000 when compared to the same period in 1996 primarily due to a decline in principal payments received from the mortgage-backed securities.

Net cash used in financing activities decreased $725,000 reflecting cash used in 1996 to payoff the Fairway Center note in the amount of $480,000, and in 1997, the Company paid a constant dividend rate on a smaller number of outstanding shares than were outstanding in 1996.

On April 1, 1997, the Company acquired an R&D building located in Fremont, California. The Company acquired the property for a purchase price of $8.51 million utilizing a portion of the line of credit facility available to the Company. Borrowings under the line of credit bear interest at the London Interbank Offered Rate plus 1.90%, or at Bank of America's Reference rate at the Company's option. At May 1, 1997 the weighted average interest rate of borrowings under the line of credit was 7.75%. The Company expects to refinance such borrowings under the line of credit with fixed-rate debt collateralized by the newly acquired property.

Management  does not believe that the outcome of the  litigation  described at
Note 2 to the accompanying financial statements will have a material adverse affect on the Company's financial condition or results of operations.

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


                         FRANKLIN SELECT REALTY TRUST


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      (Continued)

LIQUIDITY AND CAPITAL RESOURCES (Continued)

CASH DISTRIBUTION POLICY
Distributions are declared quarterly at the discretion of the Board of Directors. The Company's present distribution policy is to at least annually evaluate the current distribution rate in light of anticipated tenant turnover over the next two or three years, the estimated level of associated improvements and leasing commissions, planned capital expenditures, any debt service requirements and the Company's other working capital requirements. After balancing these considerations, and considering the Company's earnings and cash flow, the level of its liquid reserves and other relevant factors, the Company seeks to establish a distribution rate which:

       i)   provides a stable  distribution  which is  sustainable
            despite   short-term   fluctuations  in  property  cash
            flows;
       ii)  maximizes   the  amount  of  cash  flow  paid  out  as
            distributions   consistent   with  the   above   listed
            objective; and
       iii) complies with the Internal Revenue Code requirement that a REIT annually pay out as distributions not less than 95% of its taxable income.

During the three month period ended March 31, 1997, the Company declared distributions totaling $1,348,000.

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

                                           For the Three Months Ended
Funds from Operations                              March 31,
(In thousands)                                       1997         1996
-----------------------------------------------------------------------

Net income                                         $1,079         $753
Add: Depreciation and amortization                    972          824
-----------------------------------------------------------------------

Funds from Operations                              $2,051       $1,577
=======================================================================

The primary difference between the periods reflects the changes in net income as discussed under "Results of Operations".







                         FRANKLIN SELECT REALTY TRUST


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      (Continued)

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

LEASING TURNOVER - CONTINENTAL CASUALTY COMPANY
An important event in the near-term is the expiration of the Continental Casualty Company ("CNA") lease in November, 1997. The lease covers 74,515 square feet of space and represents approximately 12% of the Company's current base rental income. The Company has commenced renewal negotiations with CNA; however, it is currently unknown whether an agreement will be consummated. Currently, the base annual rental rate of this lease is $22.80 per square foot, and the Company has offered to extend the tenant's lease for five years at a lower rental rate. In addition, the Company expects to incur approximately $870,000 for tenant improvements and leasing commissions. Although it is impossible to predict the final outcome of negotiations with CNA, if the tenant were to accept the Company's proposal, the Company's annual rental income and expense reimbursements would decline by approximately $420,000, or 2.9% of the Company's total revenue in 1996. Alternatively, if CNA were to vacate its space and a single replacement tenant could not be located, the Company may have to reconfigure the space for multiple tenants at a cost which could exceed $2 million. The most likely sources for such funds are the Company's cash reserves, debt financing, or the sale of an undeveloped parcel of land at the Fairway Center. No assurance can be given that CNA will renew under the terms set forth above or whether the space currently occupied by CNA can be rented without detrimental impact to the Company's current annual rental income and expense reimbursements.












                         FRANKLIN SELECT REALTY TRUST


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      (Continued)

POTENTIAL FACTORS AFFECTING FUTURE OPERATING RESULTS(Continued)

LEASING TURNOVER - DATA GENERAL BUILDING
The Data General Building is located in an area of Los Angeles County that is dominated by aerospace and defense-related companies. Because many of the defense programs that these companies are engaged in have been curtailed, their office space requirements were substantially reduced, causing greater vacancies and lower market rental rates. Based on reports from CB Commercial Real Estate Group, at December 31, 1996, the Manhattan Beach/El Segundo sub-market, had a total vacancy factor of 31% and an average asking full service rental rate of $19.32 per square foot. New leases and renewals that the Company executes while these soft market conditions persist may be at lower rental rates and require greater tenant improvements than current leases at the property. However, according to the CB Commercial reports, the severe job losses experienced by the aerospace and defense industries appear to have bottomed out in February of 1996, and occupancy rates in the El
Segundo market are expected to increase in 1997; however, there can be no assurance that this will occur.

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














                         FRANKLIN SELECT REALTY TRUST

                         PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Not applicable

(b)   Reports on Form 8-K

      No reports on Form 8-K were filed by the Registrant during the quarter ended March 31, 1997.



















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


                                    Date:   MAY 9, 1997