Form 10-Q
period 1997-06-30
FRANKLIN SELECT REALTY TRUST
filed 1997-08-12
CIK 845613

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

(Mark One)

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           JUNE 30, 1997
                               -----------------------

OR

( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIESEXCHANGE ACT OF 1934

For the transition period from                  TO
                               -----------------  ------------------------------

Commission file number      1-12708


                            FRANKLIN SELECT REALTY TRUST
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


  CALIFORNIA                                                     94-3095938
--------------------------------------------------------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                          Identification No.)



  P. O. BOX 7777, SAN MATEO, CALIFORNIA                         94403-7777
--------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)


Registrant's telephone number, including area code    (650) 312-2000
                                                  ------------------------------

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

Common Stock Shares Outstanding as of  June 30, 1997, Series A:   12,250,378
Common Stock Shares Outstanding as of  June 30, 1997, Series B:      745,584



                        PART I - FINANCIAL INFORMATION

                         ITEM 1. FINANCIAL STATEMENTS

                         FRANKLIN SELECT REALTY TRUST

                         CONSOLIDATED BALANCE SHEETS
                  AS OF JUNE 30, 1997 AND DECEMBER 31, 1996
                                  Unaudited

(In thousands, except per share amounts)                       1997       1996
-------------------------------------------------------------------------------

ASSETS

Rental property:
  Land                                                      $40,142    $38,286
  Buildings and improvements                                110,140    103,339
                                                         ----------------------
                                                            150,282    141,625
  Less: accumulated depreciation                             19,397     17,583
                                                         ----------------------
                                                            130,885    124,042

Cash and cash equivalents                                     3,864      2,558
Land held for development                                     4,077          -
Mortgage-backed securities,
 available for sale                                             557        578
Deferred rent receivable                                      1,899      1,916
Deferred costs and other assets                               2,318      2,204
                                                         ----------------------
      Total assets                                         $143,600   $131,298
                                                         ======================

-------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Notes and bonds payable                                     $35,453    $22,745
Tenant deposits, accounts payable
 and accrued expenses                                         1,318      1,197
Advance rents                                                    10         26
Distributions payable                                         1,386      1,348
                                                        -----------------------
      Total liabilities                                      38,167     25,316
                                                        -----------------------

Minority interest                                             9,293      9,329
                                                        -----------------------

Commitments and contingencies (Notes 3 and 4)

Stockholders' equity:
  Common stock, Series A, without par value;
   stated value $10 per share; 110,000 shares
   authorized; 12,250 issued and outstanding                103,161    103,161

  Common stock, Series B, without par value;
   stated value $10 per share; 2,500 shares
   authorized; 746 shares issued and outstanding              6,294      6,294

  Unrealized loss on mortgage-backed securities                (28)       (36)

  Accumulated distributions in excess of net income        (13,287)   (12,766)
                                                        -----------------------
      Total stockholders' equity                             96,140     96,653
                                                        -----------------------
      Total liabilities and stockholders' equity           $143,600   $131,298
                                                        =======================

 The accompanying notes are an integral part of these consolidated financial statements.


                         FRANKLIN SELECT REALTY TRUST

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)




                                               THREE MONTHS ENDED    SIX MONTHS ENDED
                                               JUNE 30,  JUNE 30,  JUNE 30,  JUNE 30,
(In thousands, except per share amounts)           1997      1996      1997      1996
--------------------------------------------------------------------------------------

REVENUE:

  Rent                                           $4,450    $3,447    $8,546    $6,732
  Interest, dividends, and other                     52       166        88       355
                                              ----------------------------------------
    Total revenue                                 4,502     3,613     8,634     7,087
                                              ----------------------------------------

EXPENSES:

  Interest                                          733       153     1,325       314
  Depreciation and amortization                     982       830     1,954     1,655
  Operating                                       1,019       854     1,848     1,684
  Related party                                     372       310       709       560
  Consolidation expense                               -       244         -       706
  General and administrative                        140       144       302       337
  Minority interest                                 161         -       322         -
                                              ----------------------------------------

    Total expenses                                3,407     2,535     6,460     5,256
                                              ----------------------------------------

NET INCOME                                       $1,095    $1,078    $2,174    $1,831
                                              ========================================

Net income per share, based on the
 weighted average shares outstanding
 of Series A common stock of 12,250
 and 14,145 for the three- and six-month
 periods ended June 30, 1997, and 1996,
 respectively                                     $ .09     $ .08     $ .18     $ .13
                                              ========================================

Distributions per share, based on the
 weighted  average shares outstanding
 of Series A common stock of 12,250
 and 13,651 for the three-month periods
 ended and 12,250 and 13,898 for the
 six-month periods ended June 30, 1997
 and 1996, respectively                            $.11     $ .11     $ .22     $ .22
                                              ========================================



 The accompanying notes are an integral part of these consolidated financial statements.





                         FRANKLIN SELECT REALTY TRUST

                     CONSOLIDATED STATEMENT OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                  Unaudited

(In thousands)                                         1997       1996
-----------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

NET INCOME                                           $2,174     $1,831
                                                 ----------------------
Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization                      2,036      1,655
   Minority interest                                    322          -
   Decrease in deferred rent receivable                  17         29
   Increase in other assets                           (143)       (76)
   Increase (decrease) in tenant deposits,
    accounts payable and accrue expenses                 61      (128)
   Decrease in advance rents                           (16)       (16)
                                                 ----------------------
                                                      2,277      1,464
                                                 ----------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES             4,451      3,295
                                                 ----------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of rental property                  (12,613)          -
   Improvements to rental property                    (121)      (275)
   Leasing commissions paid                           (190)      (210)
   Disposition of mortgage-backed securities             29        615
                                                 ----------------------
Net cash (used in) provided by
 INVESTING ACTIVITIES                              (12,895)        130
                                                 ----------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings under notes and bonds payable          15,178          -
   Repayment of notes and bonds payable             (2,470)       (36)
   Payoff of seller carryback note                        -      (480)
   Payment of loan costs                                (3)          -
   Dissenting shareholders' interest paid                 -        (8)
   Distributions paid to limited partners             (298)          -
   Distributions paid to stockholders               (2,657)    (4,032)
                                                 ----------------------
NET CASH PROVIDED BY (USED IN)
 FINANCING ACTIVITIES                                 9,750    (4,556)
                                                 ----------------------

NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                                 1,306    (1,131)
CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                                  2,558      6,186
                                                 ----------------------
CASH AND CASH EQUIVALENTS,
 END OF PERIOD                                       $3,864     $5,055
                                                 ======================







 The accompanying notes are an integral part of these consolidated financial statements.


                         FRANKLIN SELECT REALTY TRUST

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JUNE 30, 1997
                                  Unaudited


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

For purposes of calculating net income per share for the periods ended June 30, 1996, the weighted average shares outstanding of Series A common stock has been calculated assuming the shares attributable to dissenting shareholders (equivalent to approximately 1.9 million shares of the Company's common stock) were converted into the Company's common stock and were outstanding for the period.

NOTE 3 - LITIGATION

On December 2, 1996, two stockholders, for themselves and purportedly on behalf of certain other minority stockholders of Advantage, filed a purported class action complaint in the California Superior Court for San Mateo County against Advantage, its directors, the Advisor, Franklin Resources, Inc. and the Massachusetts State Teachers' and Employees' Retirement Systems Trust ("MASTERS"). The complaint alleges that defendants breached fiduciary duties to plaintiffs and other minority stockholders in connection with the purchase by Franklin Resources, Inc. in August 1994 of MASTERS' 46.6% interest in Advantage and in connection with the Merger of Advantage into the Company in May 1996, which was approved by a majority of the outstanding shares of each of the three companies. Plaintiffs also allege that defendants misstated certain material facts or omitted to state material facts in connection with these transactions. The complaint includes a variety of additional claims, including claims relating to the investment of Advantage assets, the suspension of the dividend reinvestment program, the allocation of merger-related expenses, revisions to the investment policies of Advantage, and the restructuring of the contractual relationship with the Advisor. Plaintiffs seek damages in an unspecified amount and certain equitable relief. The defendants deny any wrongdoing in these matters and intend to vigorously defend the action. No discovery has yet been propounded in the case. As a result of the pleadings filed by the various defendants, including the Company, several of the plaintiffs' claims may be removed from the action, and the plaintiffs will be filing an amended complaint to address the court's anticipated response to such filings.



                         FRANKLIN SELECT REALTY TRUST

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JUNE 30, 1997
                                  Unaudited


NOTE 3 - LITIGATION (Continued)

On June 3, 1997, Herbert S. Hodge, Jr., on behalf of himself and certain other shareholders of FREIF, filed an alleged class action complaint in the California Superior Court for San Mateo County against the Company, certain of its directors, the Company's advisor, Franklin Properties Inc., Franklin Resources Inc., certain of the Company's directors and Bear Stearns Co. Inc. The complaint alleges that defendants breached fiduciary duties to plaintiff and certain other shareholders in connection with the merger of FREIF into Franklin Select Realty Trust in May 1996. Plaintiff also alleges that defendants misstated certain material facts or omitted to state material facts in connection with this transaction. Plaintiff seeks damages in an unspecified amount. The defendants deny any wrongdoing in these matters and intend to vigorously defend the action. All defendants, including the Company, have challenged the complaint. Those filings have been consolidated for hearing in front of the same judge who was assigned by the court to hear pre-trial matters in the case stated above.

Management does not believe that the outcome of these matters will have a material adverse affect on the Company's financial condition or results of operations.

NOTE 4 - PURCHASE OF REAL PROPERTY

On June 25, 1997, the Company acquired a 12.5 acre parcel of undeveloped land located in Rancho Cordova, California for $4.08 million. The acquisition was financed by a $4.1 million draw under the Company's line of credit with Bank of America. The Company intends to enter into a development agreement with the seller, who is a Sacramento, California area developer, to develop the land with a five story office building containing approximately 162,000 square feet. The land purchase agreement provides that if the parties do not execute a development agreement by September 23, 1997, then the seller has the option, for the following 90 days, to repurchase the parcel from the Company at a price equal to the sum of the Company's purchase price, its closing costs, interest expense at an annual rate of 10%, and $100,000.

On April 1, 1997, FSRT, L.P., a majority-owned subsidiary of the Company, acquired an industrial R&D building located in Fremont, California, for $8.51 million. The acquisition was financed by a $8.6 million draw under the Company's line of credit with Bank of America. On July 30, 1997, the Company refinanced $5.1 million of the borrowings under the line of credit with a fixed rate loan provided by First Nationwide Life Insurance Company in the amount of $5.16 million. The new debt is collateralized by the R&D building and bears monthly principal and interest payments at 8.47% per annum, based on a 25-year amortization schedule, with the remaining principal maturing on August 1, 2004.

NOTE 5 - STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings per Share" ("FAS 128") and No. 129 "Disclosure of Information About Capital Structure" ("FAS 129"). FAS 128 specifies the computation, presentation and disclosure requirements for earnings per share for entities with publicly held common stock. In summary, FAS 128 would require the Company to present its earnings per share on a basic and diluted basis effective for financial statements issued for periods ending after December 15, 1997. The Company has not yet determined what effect, if any, this pronouncement will have on the Company's consolidated financial statements.




                         FRANKLIN SELECT REALTY TRUST

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JUNE 30, 1997
                                  Unaudited


NOTE 5 - STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS (Continued)

FAS 129 consolidates the existing disclosure requirements regarding an entity's capital structure and becomes effective for financial statements issued for periods ending after December 15, 1997. The Company has not yet determined what effect, if any, this pronouncement will have on the Company's consolidated financial statements.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("FAS 130") and No. 131 "Disclosures of Segment Information" ("FAS 131"). FAS 130 establishes the disclosure requirements for reporting comprehensive income in an entity's annual and interim financial statements and becomes effective for the Company for the fiscal year ending December 31, 1998. Comprehensive income includes unrealized gains and losses on securities currently reported by the Company as a component of stockholders' equity which the Company would be required to include in a financial statement and display the accumulated balance of other comprehensive income seperately in the equity section of the consolidated balance sheet. The Company has not yet determined what effect, if any, this pronouncement will have on the Company's results of operations.

FAS 131 establishes standards for determining an entity's operating segments and the type and level of financial information to be disclosed. FAS 131 becomes effective for financial statements issued for periods ending after December 15, 1997. The Company has not yet determined what effect, if any, this pronouncement will have on the Company's consolidated financial statements.





                         FRANKLIN SELECT REALTY TRUST


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following discussion is based primarily on the consolidated financial statements of the Company for the period ended June 30, 1997. The information should be read in conjunction with the accompanying consolidated financial statements and the notes thereto.

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

RESULTS OF OPERATIONS

COMPARISON OF THE THREE- AND SIX-MONTH PERIODS ENDED JUNE 30, 1997 AND 1996

Total revenue for the three- and six-month periods ended June 30, 1997 increased $889,000, or 25%, and $1,547,000, or 22%, compared to the same periods in 1996. These increases were primarily due to rental revenue provided by the LAM Research Buildings and the Tanon Building acquired in October, 1996, and April, 1997, respectively. The increase in rental revenue for the periods reported was also due to an increase in the average portfolio occupancy rate of the other seven properties from 92.1% to 97.8% and from 92.3% to 96.9%, respectively. The increase in rental revenue was partially offset by a decrease in interest revenue due to the sale of mortgage-backed securities in the fourth quarter of 1996.

Total expenses for the three- and six-month periods ended June 30, 1997, increased $872,000, or 34%, and $1,204,000, or 23%, respectively, when compared to the same periods in 1996. The increases for the periods reported were primarily as a result of increases in interest, depreciation and amortization, and minority interest expenses related to the LAM Research Buildings. These increases were partially offset by a decrease in non-recurring expenses related to the Merger.

Related party expense for the three- and six-month periods ended June 30, 1997 increased 20% and 27%, respectively, compared to the same periods in 1996, primarily as a result of an increase in advisory fees as a result of the acquisition of the LAM Research Buildings, and the Tanon Building and the adoption of the Company's advisory agreement by the two REITs that merged with the Company in May, 1996. Prior to the Merger, the REITs operated under advisory agreements containing different methods of compensation to the Advisor.

The decrease in general and administrative expense for the three- and six-month periods ended June 30, 1997 as compared to the same periods in 1996 was a result of decreases in legal fees and directors' and officers' insurance premiums and due to merger related expenses reported in 1996 of $33,000 and $72,000, respectively. These decreases were partially offset by increases in transfer agent expense and accounting expense.

Net income increased during the 1997 periods primarily as a result of an increase in rental income and a decrease in consolidation expenses, partially offset by increased property operating expenses and interest expense relating to recently acquired properties.





                         FRANKLIN SELECT REALTY TRUST


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      (Continued)

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1997, cash and cash equivalents aggregated $3,864,000 which the Company believes is adequate to meet its short-term operating cash requirements. The Company also has access to a revolving line of credit in the amount of $25 million and holds $557,000 in mortgage-backed securities. At June 30, 1997, the outstanding balance under the Company's credit facility was $12.7 million.

On April 1, 1997, the Company acquired an R&D building located in Fremont, California and on June 25, 1997, the Company acquired a 12.5 acre parcel of undeveloped land located in Rancho Cordova, California. The Company acquired the properties for a purchase price of $8.51 million and $4.08 million, respectively, utilizing a portion of the line of credit facility available to the Company. Borrowings under the line of credit bear interest at the London Interbank Offered Rate plus 1.90%, or at Bank of America's Reference rate at the Company's option. At June 30, 1997 the weighted average interest rate of borrowings under the line of credit was 7.72%. On July 30, 1997, the Company refinanced $5.1 million of the borrowings under the line of credit with a fixed rate loan provided by First Nationwide Life Insurance Company in the amount of $5.16 million. The new debt is collateralized by the R&D building and bears monthly principal and interest payments at 8.47% per annum, based on a 25-year amortization schedule, with the remaining principal maturing on August 1, 2004.

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

Net cash provided by operating activities for the six-month period ended June 30, 1997 was $4,451,000, or $1,156,000 more than the same period in 1996.
The increase in cash flow provided by operating activities is primarily attributable to the acquisition of the Lam Research Buildings and the Tanon Building, and a decrease in consolidation expense.

Net cash used in investing activities and financing activities increased $13,025,000 and $14,306,000, respectively, when compared to the same period in 1996 primarily as a result of the acquisition of the Tanon Building and the undeveloped land.

On July 1, 1997, the Company entered into an agreement to sell the Carmel Mountain Shopping Center in San Diego, the Glen Cove Shopping Center in Vallejo, California, and the Mira Loma Shopping Center in Reno, Nevada to an unrelated third party. The transaction was subsequently terminated by the purchaser as allowed by the contract. The offer from the buyer was unsolicited, however, management believed that the terms of the agreement to purchase the properties were attractive and warranted the sale of the assets. Management is not actively marketing the retail assets for sale.

Management  does not believe that the outcome of the  litigation  described in
Note 3 to the accompanying financial statements will have a material adverse affect on the Company's financial condition or results of operations.


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

During the six month period ended June 30, 1997, the Company declared distributions totaling $2,695,000.

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









                         FRANKLIN SELECT REALTY TRUST


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      (Continued)

LIQUIDITY AND CAPITAL RESOURCES (Continued)

FUNDS FROM OPERATIONS (Continued)

                                                For the Six Months Ended
Funds from Operations                                     June 30,
(In thousands)                                        1997          1996
-------------------------------------------------------------------------

Net income                                          $2,174        $1,831
Add: Depreciation and amortization                   1,954         1,655
-------------------------------------------------------------------------

Funds from Operations                               $4,128        $3,486
=========================================================================

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

LEASING TURNOVER - CONTINENTAL CASUALTY COMPANY
The Company completed the renewal of the Continental Casualty Company's ("CNA") lease at Fairway Center. The CNA lease, which covers 74,500 square feet, has been renewed for a period of five years commencing November 1, 1997. Annual rental income to be received under the new lease will decline approximately $430,000 compared to the existing lease due to lower market rental rates. Management believes the rental rates of the other tenants at the Fairway Center are substantially at market rates. The Company will incur costs for tenant improvements and leasing commissions related to the CNA lease totaling approximately $970,000 which the Company expects to fund from its cash reserves during the third and fourth quarters of 1997.






                         FRANKLIN SELECT REALTY TRUST


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      (Continued)

POTENTIAL FACTORS AFFECTING FUTURE OPERATING RESULTS (Continued)

LEASING TURNOVER - DATA GENERAL BUILDING
Over the next two years, the Company's leasing exposure at the Data General Building consists of two leases each covering approximately 48,000 square feet, which expire in November, 1997 and January 1999. The Company believes that the effective rental rate that is provided by the lease expiring in 1997 is substantially at the current market rate. However, the lease expiring in 1999 carries a triple net rental rate that is equivalent to approximately $28.00 per square foot on a full service basis. Compared to the estimated current market rate of $19.80 per square foot, this lease provides overmarket rent of approximately $394,000 annually, or 2% of the Company's current annual revenue based on annualizing the total revenue for the quarter ended June 30, 1997. It is impossible to predict the market rental rate in 1999; however, the Company expects that when this lease expires, the rental income related to this space will be less than $28.00 per square foot regardless of whether the lease is renewed or new leases are signed. The Company will also incur costs for tenant improvements and leasing commissions related to both spaces upon the renewal or re-leasing of the spaces, however, the amounts are unknown at this time.




                         FRANKLIN SELECT REALTY TRUST

                         PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Not applicable

(b)   Reports on Form 8-K

      No reports on Form 8-K were filed by the Registrant during the quarter ended June 30, 1997.















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


                                    Date:   AUGUST 11, 1997