Form 10-Q
period 1997-09-30
FRANKLIN SELECT REALTY TRUST
filed 1997-11-13
CIK 845613

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    SEPTEMBER 30, 1997
                               -------------------------------------------------

OR

( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from ________________ TO _____________________________

Commission file number    1-12708
                       ---------------------------------------------------------

                          FRANKLIN SELECT REALTY TRUST
             (Exact name of registrant as specified in its charter)


   CALIFORNIA                                               94-3095938
--------------------------------------------------------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                          Identification No.)


   P.O. BOX 7777, SAN MATEO,  CALIFORNIA                         94403-7777
--------------------------------------------------------------------------------
   (Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code  (650) 312-2000
                                                   -----------------------------

                                      N/A
--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No
                                        ---     ---

Common Stock Shares Outstanding as of September 30, 1997, Series A: 12,250,376
Common Stock Shares Outstanding as of September 30, 1997, Series B:    745,584



                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                          FRANKLIN SELECT REALTY TRUST

                           CONSOLIDATED BALANCE SHEETS
                 AS OF SEPTEMBER 30, 1997 AND DECEMBER 31, 1996
                                    Unaudited
 (In thousands, except per share amounts)                   1997       1996
--------------------------------------------------------------------------------
 ASSETS

Real Estate
  Rental property:
    Land                                                   $36,635    $34,779
    Buildings and improvements                             105,462     98,253
                                                       -----------------------
                                                           142,097    133,032
    Less: accumulated depreciation                          19,903     17,261
                                                       -----------------------
                                                           122,194    115,771
  Land held for development                                  4,162          -
  Rental property held for sale,
   net of accumulated depreciation                           8,158      8,271
                                                       -----------------------
          Real estate, net                                 134,514    124,042
  Cash and cash equivalents                                  4,186      2,558
  Mortgage-backed securities, available for sale               531        578
  Deferred rent receivable                                   1,866      1,916
  Deferred costs and other assets                            2,431      2,204
                                                       -----------------------
    Total assets                                          $143,528   $131,298
                                                       =======================

--------------------------------------------------------------------------------
 LIABILITIES AND STOCKHOLDERS' EQUITY

Notes and bonds payable                                    $35,417    $22,745
Accounts payable and accrued expenses                        1,005        739
Distributions payable                                        1,463      1,348
Other liabilities                                              497        484
                                                       -----------------------
    Total liabilities                                       38,382     25,316
                                                       -----------------------

Minority interest                                            9,276      9,329
                                                       -----------------------

Commitments and contingencies (Note 3)

Stockholders' equity:
  Common stock, Series A, without par value;
  stated value $10 per share; 110,000 shares
  authorized; 12,250 issued and outstanding                103,161    103,161

  Common stock, Series B, without par value;
  stated value $10 per share; 2,500 shares
  authorized; 746 shares issued and outstanding              6,294      6,294

  Unrealized loss on mortgage-backed securities               (25)       (36)

  Accumulated distributions in excess of net income       (13,560)   (12,766)
                                                       -----------------------
    Total stockholders' equity                              95,870     96,653
                                                       -----------------------
    Total liabilities and stockholders' equity            $143,528   $131,298
                                                       =======================

   The accompanying notes are an integral part of these consolidated financial statements.



                          FRANKLIN SELECT REALTY TRUST

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                THREE MONTHS ENDED      NINE MONTHS ENDED
                                               SEPTEMBER  September   SEPTEMBER  September
                                                     30,        30,         30,        30,
  (In thousands, except per share amounts)          1997       1996        1997       1996
 -----------------------------------------------------------------------------------------

  REVENUE:

    Rent                                          $4,436     $3,412     $12,982    $10,144
    Interest, dividends, and other                    55        185         143        540
                                              ---------------------------------------------
      Total revenue                                4,491      3,597      13,125     10,684
                                              ---------------------------------------------

  EXPENSES:

    Interest                                         674        153       1,999        467
    Depreciation and amortization                  1,014        836       2,968      2,491
    Operating                                      1,092      1,006       2,940      2,690
    Related party                                    365        304       1,074        864
    Consolidation expense                              -       (26)           2        680
    General and administrative                       111        137         411        474
    Minority interest                                161          -         483          -
                                              ---------------------------------------------

      Total expenses                               3,417      2,410       9,877      7,666
                                              ---------------------------------------------

  NET INCOME                                      $1,074     $1,187      $3,248     $3,018
                                              =============================================

  Net income per share, based on
   the weighted average shares
   outstanding of Series A common
   stock of 12,250 and 14,145 for
   the three- and nine-month periods
   ended September 30, 1997 and 1996,
   respectively                                    $ .09      $ .08       $ .27      $ .21
                                              =============================================

  Distributions per share, based on
   the weighted average shares
   outstanding of Series A common
   stock of 12,250 and 13,328 for
   the three-month periods ended
   and 12,250 and 13,710 for the
   nine-month periods ended
   September 30, 1997 and 1996,
   respectively                                     $.11      $ .11       $ .33      $ .33
                                              =============================================



   The accompanying notes are an integral part of these consolidated financial statements.



                          FRANKLIN SELECT REALTY TRUST

                      CONSOLIDATED STATEMENT OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                    Unaudited

(In thousands)                                               1997      1996
----------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

NET INCOME                                                 $3,248    $3,018
                                                      ----------------------
Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization                            3,091     2,491
   Minority interest                                          483         -
   Decrease in deferred rent receivable                        50        42
   (Increase) decrease in other assets                      (211)         8
   Increase in accounts payable, accrued expenses
      and other liabilities                                   220       185
                                                      ----------------------
                                                            3,633     2,726
                                                      ----------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                   6,881     5,744
                                                      ----------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of real estate                            (12,613)         -
   Improvements to real estate                              (529)     (343)
   Construction period interest paid                         (85)         -
   Leasing commissions paid                                 (349)     (219)
   Disposition of mortgage-backed securities                  58       878
                                                      ----------------------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES      (13,518)       316
                                                      ----------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings under notes and bonds payable                20,338         -
   Repayment of notes and bonds payable                   (7,666)      (54)
   Payoff of seller carryback note                              -     (480)
   Payment of loan costs                                      (3)         -
   Dissenting shareholders' interest paid                       -       (8)
   Distributions paid to limited partners                   (477)         -
   Distributions paid to stockholders                     (3,927)   (4,565)
                                                      ----------------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES         8,265   (5,107)
                                                      ----------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                   1,628       953
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD              2,558     6,186
                                                      ----------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                   $4,186    $7,139
                                                      ======================







   The accompanying notes are an integral part of these consolidated financial statements.



                          FRANKLIN SELECT REALTY TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                    Unaudited


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Franklin Select Realty Trust (the "Company") included herein have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all appropriate adjustments necessary to a fair presentation of the results of operations have been made for the periods shown. All adjustments are of a normal recurring nature. Certain prior year amounts have been reclassified to conform to current year presentations. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1996.

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

For purposes of calculating net income per share for the periods ended September 30, 1996, the weighted average shares outstanding of Series A common stock has been calculated assuming the shares attributable to dissenting shareholders (equivalent to approximately 1.9 million shares of the Company's common stock) were converted into the Company's common stock and were outstanding for the period.

NOTE 3 - REAL ESTATE

Management intends to dispose of the Carmel Mountain property and accordingly has reclassified the related net assets to "Rental property held for sale" in the accompanying balance sheet as of September 30, 1997. Management does not expect that the eventual sale of the property will result in a material gain or loss to the Company.

In June, 1997 the Company acquired a 12.5 acre parcel of land in Rancho Cordova, California and shortly thereafter commenced development activities. In that regard, through September 30, 1997, the Company has capitalized interest incurred of approximately $85,000. As previously disclosed, the purchase agreement provides that if the parties did not execute a development agreement by September 23, 1997 then the seller was granted a 90 day option to repurchase the parcel from the Company at a price equal to the sum of the Company's purchase price, its closing costs, interest expense at an annual rate of 10%, plus $100,000. A development agreement has not been executed by the parties, however, the parties are continuing to negotiate an agreement.

NOTE 4 - LITIGATION

On December 2, 1996, two stockholders, for themselves and purportedly on behalf of certain other minority stockholders of Advantage, filed a purported class action complaint in the California Superior Court for San Mateo County against Advantage, its directors, the Advisor, Franklin Resources, Inc. and



                          FRANKLIN SELECT REALTY TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                    Unaudited


NOTE 4 - LITIGATION (Continued)

the Massachusetts State Teachers' and Employees' Retirement Systems Trust ("MASTERS"). The complaint alleges that defendants breached fiduciary duties to plaintiffs and other minority stockholders in connection with the purchase by Franklin Resources, Inc. in August 1994 of MASTERS' 46.6% interest in Advantage and in connection with the Merger of Advantage into the Company in May 1996, which was approved by a majority of the outstanding shares of each of the three companies. Plaintiffs also allege that defendants misstated certain material facts or omitted to state material facts in connection with these transactions. The complaint includes a variety of additional claims, including claims relating to the investment of Advantage assets, the suspension of the dividend reinvestment program, the allocation of merger-related expenses, revisions to the investment policies of Advantage, and the restructuring of the contractual relationship with the Advisor. Plaintiffs seek damages in an unspecified amount and certain equitable relief. The defendants deny any wrongdoing in these matters and intend to vigorously defend the action. As a result of the pleadings filed by the various defendants, including the Company, the plaintiffs have filed an amended complaint to address the court's response to such filings.

On June 3, 1997, Herbert S. Hodge, Jr., on behalf of himself and certain other shareholders of FREIF, filed an alleged class action complaint in the California Superior Court for San Mateo County against the Company, certain of its directors, the Company's advisor, Franklin Properties Inc., Franklin Resources Inc., certain of the Company's directors and Bear Stearns Co. Inc. The complaint alleges that defendants breached fiduciary duties to plaintiff and certain other shareholders in connection with the merger of FREIF into Franklin Select Realty Trust in May 1996. Plaintiff also alleges that defendants misstated certain material facts or omitted to state material facts in connection with this transaction. Plaintiff seeks damages in an unspecified amount. The defendants deny any wrongdoing in these matters and intend to vigorously defend the action. All defendants, including the Company, are challenging the legal sufficiency of the complaint.

Management does not believe that the outcome of these matters will have a material adverse affect on the Company's financial condition, results of operations or cash flows.

NOTE 5 - STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings per Share" ("FAS 128") and No. 129 "Disclosure of Information About Capital Structure" ("FAS 129"). FAS 128 specifies the computation, presentation and disclosure requirements for earnings per share for entities with publicly held common stock. In summary, FAS 128 would require the Company to present its net income per share on a basic and diluted basis effective for financial statements issued for periods ending after December 15, 1997. The Company has not yet determined what effect, if any, this pronouncement will have on the Company's consolidated financial statements.

FAS 129 consolidates the existing disclosure requirements regarding an entity's capital structure and becomes effective for financial statements issued for periods ending after December 15, 1997. The Company has not yet determined what effect, if any, this pronouncement will have on the Company's consolidated financial statements.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("FAS 130") and No. 131 "Disclosures of Segment Information" ("FAS 131"). FAS 130 establishes the disclosure requirements for reporting comprehensive



                          FRANKLIN SELECT REALTY TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                    Unaudited


NOTE 5 - STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS (Continued)

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

NOTE 6 - SUBSEQUENT EVENT

In October, 1997 the Company filed a registration statement on Form S-3 to register 1,625,000 shares of the Company's Series A common stock to accommodate the potential conversion of a like number of limited partnership units held by the limited partners of FSRT, L.P.



                          FRANKLIN SELECT REALTY TRUST

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following discussion is based primarily on the consolidated financial statements of the Company for the period ended September 30, 1997. The information should be read in conjunction with the accompanying consolidated financial statements and the notes thereto.

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

RESULTS OF OPERATIONS

COMPARISON OF THE THREE- AND  NINE-MONTH  PERIODS  ENDED  SEPTEMBER 30, 1997 AND
1996

Total revenue for the three- and nine-month periods ended September 30, 1997 increased $894,000, or 25%, and $2,441,000, or 23%, compared to the same periods in 1996. These increases were primarily due to rental revenue provided by the LAM Research Buildings and the Tanon Building acquired in October, 1996, and April, 1997, respectively. The increase in rental revenue was partially offset by a decrease in interest revenue due to the sale of mortgage-backed securities in the fourth quarter of 1996.

Total expenses for the three- and nine-month periods ended September 30, 1997, increased $1,007,000, or 42%, and $2,211,000, or 29%, respectively, when compared to the same periods in 1996. The increases for the periods reported were primarily as a result of increases in interest, depreciation and amortization, operating, and minority interest expenses related to the LAM Research Buildings and the Tanon Building. These increases were partially offset by a decrease in non-recurring expenses related to the Merger.

Related party expense for the three- and nine-month periods ended September 30, 1997 increased 20% and 24%, respectively, compared to the same periods in 1996, primarily as a result of an increase in advisory fees as a result of the acquisition of the LAM Research Buildings and the Tanon Building, and the adoption of the Company's advisory agreement by the two REITs that merged with the Company in May, 1996. Prior to the Merger, the REITs operated under advisory agreements containing different methods of compensation to the Advisor.

General and administrative expense for the three- and nine-month periods ended September 30, 1997, decreased 19% and 13%, respectively, compared to the same periods in 1996 as a result of decreases in directors' and officers' insurance premiums, and merger related expenses. These decreases were partially offset by increases in legal fees as a result of the litigation described in Note 3, transfer agent expense and accounting expense.

The decrease in net income for the three-month period under review was primarily due to an increase in interest expense as a result of an increase in the outstanding balance on the line of credit. The increase in interest expense was partially offset by an increase in net income from property operations. Net income increased during the nine-month period ended September 30, 1997 when compared to the same period in 1996 primarily as a result of an increase in rental income and a decrease in consolidation expenses, partially offset by increased property operating expenses and interest expense relating to recently acquired properties.



                          FRANKLIN SELECT REALTY TRUST


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1997, cash and cash equivalents aggregated $4,186,000 which the Company believes is adequate to meet its short-term operating cash requirements. The Company also has access to a revolving line of credit in the amount of $25 million and holds $531,000 in mortgage-backed securities. At September 30, 1997, the outstanding balance under the Company's credit facility was $7.6 million. Borrowings under the line of credit bear interest at the London Interbank Offered Rate plus 1.90%, or at Bank of America's Reference rate at the Company's option. On July 30, 1997, the Company refinanced $5.1 million of borrowings under the line of credit with a fixed rate loan provided by First Nationwide Life Insurance Company in the amount of $5.16 million. The new debt is collateralized by the R&D building and bears monthly principal and interest payments at 8.47% per annum, based on a 25-year amortization schedule, with the remaining principal maturing on August 1, 2004. At September 30, 1997 the weighted average interest rate of borrowings under the line of credit was 7.68%.

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

Net cash provided by operating activities for the nine-month period ended September 30, 1997 was $6,881,000, or $1,356,000 more than the same period in 1996. The increase in cash flow provided by operating activities is primarily attributable to the acquisition of the Lam Research Buildings and the Tanon Building, and a decrease in consolidation expense.

Net cash used in investing activities and net cash provided by financing activities increased $14,053,000 and $13,372,000, respectively, when compared to the same period in 1996 primarily as a result of the acquisition of the Tanon Building and the undeveloped land.

Management has decided to sell the Carmel Mountain Gateway Plaza. The sale of the property is not expected to result in a material gain or loss to the Company. Until a replacement property is purchased, management expects to apply the sale proceeds to the outstanding balance of the Company's line of credit, or temporarily invest the proceeds in short term securities. Any dilution to the Company's earnings during that time is not expected to be material.

Management does not believe that the outcome of the litigation described in Note 4 to the accompanying financial statements will have a material adverse affect on the Company's financial condition or results of operations.



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

During the nine month period ended September 30, 1997, the Company declared distributions related to the Series A common stock totaling $4,042,000.

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



                          FRANKLIN SELECT REALTY TRUST


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      (Continued)

LIQUIDITY AND CAPITAL RESOURCES (Continued)

FUNDS FROM OPERATIONS (Continued)

                                                  For the Nine Months Ended
Funds from Operations                                    September 30,
(In thousands)                                            1997         1996
----------------------------------------------------------------------------

Net income                                              $3,248       $3,018
Add: Depreciation and amortization                       3,091        2,491
----------------------------------------------------------------------------

Funds from Operations                                   $6,339       $5,509
============================================================================

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

CONTINENTAL CASUALTY COMPANY LEASE
The Company completed the renewal of the Continental Casualty Company's ("CNA") lease at Fairway Center. The CNA lease, which covers 74,500 square feet, was renewed for a period of five years commencing November 1, 1997. Annual rental income to be received under the new lease will decline approximately $430,000 compared to the existing lease due to lower market rental rates. Management believes the rental rates of the other tenants at the Fairway Center are substantially at market rates. The Company will incur costs for tenant improvements and leasing commissions related to the CNA lease totaling approximately $740,000 which the Company expects to fund from its operating cash flow by June 30, 1998.



                          FRANKLIN SELECT REALTY TRUST


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      (Continued)

POTENTIAL FACTORS AFFECTING FUTURE OPERATING RESULTS (Continued)

LEASING TURNOVER - DATA GENERAL BUILDING
Over the next eighteen months, the Company's greatest leasing exposure consists of one lease at the Data General Building covering approximately 48,000 square feet, which expires in January 1999. The lease carries a triple net rental rate that is equivalent to approximately $28.00 per square foot on a full service basis. Compared to the estimated current market rate of $19.80 per square foot, this lease provides overmarket rent of approximately $394,000 annually, or 2% of the Company's current annual revenue based on annualizing the total revenue for the quarter ended September 30, 1997. It is impossible to predict the market rental rate in 1999; however, the Company expects that when this lease expires, the rental income related to this space will be less than $28.00 per square foot regardless of whether the lease is renewed or new leases are signed. The Company will also incur costs for tenant improvements and leasing commissions related to the renewal or re-leasing of the space, however, the amounts are unknown at this time.

During the current quarter, the Company renewed the lease of another significant tenant at the Data General Building that currently occupies approximately 48,000 square feet of space. The new five year lease commences on December 1, 1997 and covers approximately 33,000 square feet. The effective rental rate under the new lease is approximately 14% greater that the existing lease on a per square foot basis. The Company will incur costs for tenant improvements related to this lease totaling approximately $200,000 during 1998. The remaining 15,000 square feet of space is being actively marketed to prospective tenants.



                          FRANKLIN SELECT REALTY TRUST

                           PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Not applicable

(b)   Reports on Form 8-K

      No reports on Form 8-K were filed by the Registrant during the quarter ended September 30, 1997.



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


                                    Date:   NOVEMBER 11, 1997