Form 10-K
period 1997-12-31
FRANKLIN SELECT REALTY TRUST
filed 1998-03-27
CIK 845613

FORM 10-K
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
   For the fiscal year ended December 31, 1997. Commission File No. 0-12708


                         FRANKLIN SELECT REALTY TRUST
             (Exact Name of Company as Specified in its Charter)

California                           94-3095938
-------------------------------------------------------------------------------
(State or other jurisdiction or      (I.R.S. Employer Identification number)
incorporation or organization)

P.O. Box 7777, San Mateo, CA         (650) 312-2000
94403-7777
-------------------------------------------------------------------------------
(Address of principal and executive  Company's telephone number, including
Office)                              Area Code

Securities registered pursuant to Section 12(b) of Act:

Title of each class                  Name of each exchange on which registered

Common Stock Series A                American Stock Exchange
-------------------------------------------------------------------------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

At March 11, 1998, 10,533,653 shares of the Company's Series A common stock were held by non-affiliates of the Company. The aggregate market value of the voting stock held by non-affiliates of the Company, based upon the closing price of $ 6.625 as of March 11, 1998, is $69,785,451.

Indicate the number of shares outstanding of each of the Company's classes of common stock at December 31, 1997: 12,250,374 shares of Series A common stock and 745,584 shares of Series B common stock.



                                    PART I
Item 1. BUSINESS

DESCRIPTION OF BUSINESS
Franklin Select Realty Trust, formerly Franklin Select Real Estate Income Fund, (the "Company") is a California corporation formed on January 5, 1989, for the purpose of acquiring, managing and holding for investment income-producing real estate assets. The Company is a real estate investment trust ("REIT"). At December 31, 1997, the Company's property portfolio consisted of ownership interests in the following eleven properties: (i) four industrial research and development properties containing approximately 546,000 rentable square feet of space; (ii) three suburban office properties containing approximately 402,000 rentable square feet of space; (iii) three neighborhood shopping centers containing approximately 205,000 rentable square feet of space; and (iv) one 12.5 acre parcel of undeveloped land located in Rancho Cordova, California. The Company's properties are primarily concentrated in the greater San Francisco and Los Angeles areas from which the Company derived 55% and 33% of its 1997 rental revenue, respectively.

The Company's day-to-day operations are managed by Franklin Properties, Inc. (the "Advisor") under the terms of an advisory agreement which is renewable annually. The Company does not have any employees. Nine of the Company's commercial properties are managed by Continental Property Management Co. ("CPMC"), an affiliate of the Advisor, and the remaining commercial property is managed by an unaffiliated management company, Cupertino Capital. Both CPMC and Cupertino Capital perform the leasing, re-leasing and management-related services for their respective properties. The Advisor is a wholly-owned subsidiary of Franklin Resources, Inc., ("Franklin") whose primary business is the $232 billion Franklin Templeton Group of Funds.

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

In 1996, the Company formed a limited partnership, FSRT L.P.("FSRT"), in order to acquire two industrial R & D buildings located in Fremont, California (the "Lam Research Buildings"). FSRT assumed the existing financing on the Lam Research Buildings and issued 1,625,000 limited partnership units to the owner of the property in exchange for its equity interest in the property. The limited partnership units are convertible into Series A shares of the Company's common stock on a one-for-one basis. The Company is the sole general partner of FSRT and holds an approximate 70% ownership interest in FSRT. The Company may contribute all of its remaining properties to FSRT at some later date. The Company is subject to certain restrictions regarding the sale or refinance of certain properties owned by FSRT.

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


INVESTMENT AND OPERATING STRATEGY
The Company acquires income-producing real estate investments located in California with cash flow growth potential, although it has the flexibility to purchase properties elsewhere. The Company's investment strategy is focused on the five major metropolitan areas in California: the Los Angeles metropolitan area, Orange County, the Sacramento metropolitan area, San Diego County and the San Francisco Bay area. In addition, the Company may consider strategic acquisitions in other states.

The Company's investment program includes providing stockholders with a professionally managed diversified portfolio of income-producing equity real estate investments in strategic markets which present the potential for current cash flow and for capital appreciation. The Company's business strategy is to expand the size and scope as well as increase the profitability of its current operations. Traditionally, the Company has identified individual properties suitable for acquisition and acquired them for cash. The Company also acquires property portfolios in exchange for equity. In particular, the Company seeks to establish strategic relationships with, and acquire property portfolios from, selected real estate operating companies that appear to have competitive advantages within their local market areas. This strategy potentially will allow the Company to increase its asset size, significantly diversify its portfolio and increase its revenues and profitability while reducing its exposure to any single property type or market area.

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

FINANCING POLICY AND RELATED MATTERS
The Company's present policy is to maintain a debt to total assets ratio not to exceed 50%. At December 31, 1997, the Company's debt to total assets ratio was 28%. The Company may from time to time modify its debt policy in light of then current economic conditions, relative costs of debt and equity financings, fluctuations in the fair market price of the Company's common stock, growth and acquisition opportunities and other factors. Accordingly, the Company may increase its debt to total assets ratio beyond the limit described above. However, the Company's by-laws prohibit the aggregate amount of the Company's indebtedness from exceeding 300% of its net assets, and prohibit unsecured borrowings which result in asset coverage of less than 300%.

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

CASH DISTRIBUTION POLICY
Distributions are declared quarterly at the discretion of the Board of Directors. The Company's present distribution policy is to evaluate the current distribution rate, at least annually, in light of anticipated tenant turnover over the next two to three years, the estimated level of associated improvements and leasing commissions, planned capital expenditures, any debt service requirements and the Company's other working capital requirements. After balancing these considerations, and considering the Company's earnings and cash flow, the level of its liquid reserves and other relevant factors, the Company seeks to establish a distribution rate which:

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

Such inspection reports, however, do not necessarily reveal all hazardous substances or sources thereof, and substances not considered hazardous when a property is acquired may subsequently be classified as such by amendments to local, state, and federal laws, ordinances and regulations. If it is ever determined that hazardous substances on or in a Company property must be removed or the release of such substances remediated, the Company could be required to pay all costs of any necessary cleanup work, although under certain circumstances, claims against other responsible parties could be made by the Company. The Company could also experience lost revenues during any such cleanup, or lower lease rates, decreased occupancy or difficulty selling or borrowing against the affected property either prior to or following any such cleanup. The Company believes that it is in compliance in all material respects with all federal, state and local laws regarding hazardous or toxic substances, and the Company has not been notified by any governmental authority of any non-compliance or other claim in connection with any of its present or former properties. The Company does not anticipate that compliance with federal, state and local environmental protection regulations will have any material adverse impact on the financial position, results of operations or liquidity of the Company.

The Company is aware of the existence of certain hazardous substances at the Data General Building site. The Data General Building is located on property that was formerly part of a site used for storage of crude oil and various refined petroleum products. As a result, methane gas is present in the soil and the groundwater is contaminated throughout the area where the property is
located.   According to environmental reports prepared at the time the Data
General Building was acquired, a vapor ventilation system on the property, which was installed and is maintained and monitored by a prior owner of the property, Chevron Land Development Company, has mitigated any material risk associated with the presence of the methane gas. The Company has not incurred any costs for monitoring or remediating the presence of methane gas or the groundwater contamination at the Data General Building and does not anticipate incurring any cost with regard to such activities in the future. The contamination in the groundwater generally presents a risk only if the groundwater is used as drinking water, which it is not.

The Company has not received any reports from federal or state agencies relieving it of future clean-up responsibilities, but federal and state agencies have investigated these matters and have not, to date, required any clean-up. The Company has no reason to believe at this time that it will be required to take remediation steps in the foreseeable future, particularly given the geographic scope of the contaminated area. It is therefore difficult to predict what, if any, costs might be incurred by the Company should the position of the federal or state agencies change. In any event, if the Company were to be required to clean up the contamination of the Data General Building site, it would seek full indemnity from the oil companies which were the source of the contamination.

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

The Americans with Disabilities Act ("ADA"), which generally requires that buildings be made accessible to people with disabilities, has separate compliance requirements for "public accommodations" and "commercial facilities". If certain uses by tenants of a building constitute a "public accommodation", the ADA imposes liability for non-compliance on both the tenant and the owner/operator of the building. The Company has conducted inspections of its properties to determine whether the exterior and common areas of such properties are in compliance with the ADA and it believes that its properties are in compliance. If, however, it were ever determined that one or more of the Company's properties were not in compliance, the Company may be subjected to unanticipated expenditures incurred to remove access barriers, or to pay fines or damages related to such non-compliance.

The Company's due diligence review of prospective acquisitions of office, industrial and retail property includes an examination of such property's compliance with the ADA, and the cost of remedial work, if any, believed to be required to meet such requirements.

Item 2.  PROPERTIES

PORTFOLIO SUMMARY
At December 31, 1997, the Company's property portfolio consisted of ten income-producing properties and one parcel of undeveloped land. The properties are located in the greater San Francisco, Los Angeles and San Diego metropolitan areas of California and in Reno, Nevada. The Company's properties were 97% leased at December 31, 1997 as compared to 98% leased at the end of 1996. The Company's real estate investments (net of accumulated depreciation) were diversified by property type as follows:

                        Number of   Investment
                        Properties    Amounts % of Total

Industrial R&D             4      $51,818,000        37%
Properties
Office Properties          3       62,595,000        44%
Retail Centers             3       22,410,000        16%
Undeveloped land           1        4,275,000         3%

     Total                 11    $141,098,000       100%
------------------------

==============================================================================


The following table describes the Company's rental properties:


                                                Total Rentable                   Average
   Property Name/ Location                              Square      Year         Occupancy        1997 Rental
                                                       Footage    Acquired      During 1997           Revenue


   Industrial R&D Properties:
       The Northport Buildings
             Fremont, California                       144,624      1991            99%            $1,796,000
       The Lam Research Buildings
             Fremont, California                       211,680      1996           100%             2,440,000
       The Tanon Building
             Fremont, California                       108,600      1997           100%               873,000
       The Hathaway Business Park
             Fremont, California                        80,752      1997           100%                82,000
                                            -------------------                                ---------------
                                                       545,656                                     $5,191,000
   Office Properties:
       The Shores
             Redwood City, California                  138,546      1989           100%             3,480,000
       The Data General Building
             Manhattan Beach, California               118,996      1989            99%             2,668,000
       The Fairway Center
             Brea, California                          144,727      1992            99%             3,134,000
                                            -------------------                                ---------------
                                                       402,269                                     $9,282,000
   Retail Centers:
       Mira Loma Shopping Center
             Reno, Nevada                               94,361      1988            81%               997,000
       Glen Cove Center
             Vallejo, California                        66,000      1994            97%               984,000
       Carmel Mountain Gateway Plaza
             San Diego, California                      44,230      1994           100%             1,068,000
                                            -------------------                                ---------------
                                                       204,591                                     $3,049,100

                                            ===================                                ===============
     Total                                           1,152,516                      98%           $17,522,000
                                            ===================                                ===============

The Company or FSRT owns a fee interest in each property. For information related to the encumbrances of the individual properties, see Note 4 to Consolidated Financial Statements and Schedule III.

At December 31, 1997, the Company's property portfolio contained a total of 84 leases. The Company's portfolio represents in the aggregate, 1,152,516 rentable square feet of which 1,114,388 square feet were leased at year end. The following table sets forth for all of the Company's properties the lease expiration dates and the related annual base rental income at December 31, 1997.


          No. of                       Current              % of
          Leases        Total         Annualized           Current
 Year    Expiring      Sq. Ft.        Base Rent1          Annual Rent
---------------------------------------------------------------------
 1998       17             51,282      $    808,000               5%
 1999       11             96,823         1,952,000              12%
 2000       11             44,074           991,000               6%
 2001       10            111,926         1,760,000              11%
 2002       16            200,255         3,396,000              22%
 2003        5            171,757         1,461,000               9%
 2004        3             63,555           690,000               4%
 2005        3             40,525           395,000               3%
 2006        1             12,078           193,000               1%
 2007        -                  -                 -                -
 2008        1             22,400           321,000               2%
 2009        1             16,648           372,000               3%
 2010        1             50,360           552,000               4%
 2011        -                  -                 -                -
 2012        2              6,000           334,000               2%
 2013        1             15,025           109,000               1%
 2014        1            211,680         2,386,000              15%
Total       84          1,114,388        15,720,000             100%
-------

==============================================================================

      1 Annualized Base Rent means the product of (i) the monthly base rent in effect with respect to each property at December 31, 1997 or, if such monthly base rent has been reduced by a temporary rent concession, the monthly base rent that would have been in effect at such date in the absence of such concession, and (ii) 12. Annualized Base Rent does not reflect any increases or decreases in monthly rental rates or lease expirations which are scheduled to occur or which may occur after the date of calculation or the cost of any leasing commissions or tenant improvements.


SIGNIFICANT TENANTS

One of the Company's tenants provides 10% or more of the Company's annual base rental income at December 31, 1997.


                                                            Annualized
Tenant Name/Property                           Square       Base Rent      % of Total     Lease          Renewal
                                                 Feet     at 12/31/97       Base Rent   Expiration       Options
Lam Research Corporation:

    Lam Research Buildings                    211,680      $2,386,000             15%   12/31/2014       2-5 yr.
    Northport Buildings                        58,130        $506,000              3%   07/31/2003       1-5 yr.


Item 3. LEGAL PROCEEDINGS

The Company is currently defending the former directors of Advantage against a purported class action complaint filed in the California Superior Court for San Mateo on December 2, 1996 by two stockholders for themselves and purportedly on behalf of certain other minority stockholders of Advantage. Other defendants to the complaint currently include Franklin Resources, Inc. and the Company's advisor, Franklin Properties, Inc. The complaint alleges that defendants breached fiduciary duties to plaintiffs and other minority stockholders in connection with the purchase by Franklin Resources, Inc. in August 1994 of a 46.6% interest in Advantage and in connection with the Merger of Advantage into the Company in May 1996, which was approved by a majority of the outstanding shares of each of the three companies.
Plaintiffs also allege that defendants misstated certain material facts or omitted to state material facts in connection with these transactions. The complaint includes a variety of additional claims, including claims relating to the investment of Advantage assets, the suspension of the dividend reinvestment program, the allocation of merger-related expenses, revisions to the investment policies of Advantage, and the restructuring of the contractual relationship with the Advisor. Plaintiffs seek damages in an unspecified amount and certain equitable relief. The defendants deny any wrongdoing in these matters and intend to vigorously defend the action. As a result of the pleadings filed by the various defendants, the plaintiffs have filed an amended complaint to address the court's response to such filings. Document production by the defendants is currently in progress.

On June 3, 1997, Herbert S. Hodge, Jr., on behalf of himself and certain other shareholders of FREIF, filed an alleged class action complaint in the California Superior Court for San Mateo County against the Company, certain of its directors, the Company's advisor, Franklin Properties, Inc., Franklin Resources, Inc., and Bear Stearns Co., Inc. The complaint alleges that defendants breached fiduciary duties to plaintiff and certain other shareholders in connection with the merger of FREIF into Franklin Select Realty Trust in May 1996. Plaintiff also alleges that defendants misstated certain material facts or omitted to state material facts in connection with this transaction. Plaintiff seeks damages in an unspecified amount. The defendants deny any wrongdoing in these matters and intend to vigorously defend the action. All defendants, including the Company, are challenging the legal sufficiency of the complaint. Document production by the defendants is currently in progress.

Management does not believe that the outcome of these matters will have a material adverse effect on the Company's financial condition, results of operations or cash flows.


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the last quarter covered by this report.

                                    PART II

Item 5. MARKET FOR COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company has one class of common stock in two series, designated Series A and Series B (the "Common Stock"). At December 31, 1997, the Company had 12,250,374 Series A common shares outstanding and 745,584 Series B common shares outstanding, and there were approximately 2,600 Series A stockholders of record. The Common Stock votes together as one class with each share being entitled to one vote. The Series B shares are owned by Franklin Properties, the Advisor.

There are no restrictions on sales or purchases of the Company's Series A common stock other than those that may be imposed by any applicable federal or state securities laws or by the Company's Articles of Incorporation or Bylaws with respect to maintaining the Company's status as a qualified real estate investment trust under applicable tax laws and regulations.

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

                                                                  DISTRIBUTIONS
 QUARTER ENDED                       HIGH              LOW           DECLARED

   December 31, 1997                  $  7          $   5 11/16         .12
   September 30, 1997                    6 1/8          5 1/2           .11
   June 30, 1997                         6 1/4          5 1/2           .11
   March 31, 1997                        6 1/4          5 3/8           .11

   December 31, 1996                  $  5 7/8      $   4 11/16         .11
   September 30, 1996                    5              4 1/2           .11
   June 30, 1996                         5 1/4          4 1/2           .11
   March 31, 1996                        5 1/8          3 15/16         .11


The Company has a policy, subject to the discretion of the Board of Directors, of making quarterly cash distributions to stockholders aggregating on an annual basis at least 95% of its taxable income. For the years ended December 31, 1997, and 1996, the Company declared distributions to the Series A stockholders of approximately $5,513,000 ($.45 per share) and $5,860,000 ($.44 per share), respectively. Cash distributions to stockholders are currently paid on approximately the 15th day of January, April, July and October. Stockholders may elect to direct their distributions into any or one of the eligible funds in the Franklin Templeton Group of Funds, which are managed by an affiliate of the Advisor, or participate in the Company's Dividend Reinvestment Plan.

DIVIDEND REINVESTMENT PLAN
The Company has established a Dividend Reinvestment Plan (the "Plan") which is designed to enable Company Series A stockholders to choose to have distributions automatically invested in additional shares of Company common stock at market value, without the payment of any brokerage commission, service charge or other expense. Under the Plan, the Company's Dividend Reinvestment Agent makes open market purchases of the Company's Series A common stock, administers the Plan and performs other duties related to the Plan. No new shares have been issued in connection with the Plan. In order to participate in the Plan, investors must designate that they would like their distributions reinvested. Company Series A stockholders may elect to participate in the Plan at any time. The Plan does not accept cash contributions from Company stockholders to purchase additional shares of existing Company common stock. Only distributions related to existing Company common stock may be reinvested. For information on how to participate in the Dividend Reinvestment Plan, please contact the Company's transfer agent at (800) 851-4217.

RETURN OF CAPITAL
Because depreciation is a non-cash expense, cash flow will typically be greater than earnings from operations and net income. Therefore, quarterly distributions will generally be higher than quarterly earnings which causes a portion of the distributions to be considered a return of capital. The portion of distributions that represented a return of capital for financial statement purposes on a consolidated basis, for the years ended December 31, 1997, and 1996, was $1,345,000 and $2,053,000, respectively.

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



Item 6. SELECTED FINANCIAL DATA



(In thousands except per share amounts)                                         Restated1      Restated1      Restated1
                                                        1997       1996            1995           1994             1993

Total revenues                                       $17,726       $14,568        $14,111        $12,990        $12,877
Net income                                            $4,168        $3,807         $4,462         $4,273         $4,438
Per Series A common share1:
   Net income                                          $0.34         $0.28          $0.32          $0.30          $0.31
   Distributions declared                              $0.45         $0.44          $0.44          $0.44          $0.43
Weighted average number of shares of
Series A common stock outstanding                     12,250        13,830         14,145         14,145         14,145

Balance Sheet Data:
  Total assets                                      $150,097      $131,298       $116,457       $117,873       $114,820
  Debt                                               $42,487       $22,745         $7,145         $7,279         $3,015
  Stockholders' equity                               $95,316       $96,653       $106,986       $108,316       $111,000

Other Data:
  Funds from operations2                              $8,171        $7,235         $7,795         $7,396         $7,337
  Cash flow from
    Operating activities                              $9,187        $7,831         $8,359         $8,771         $5,282
    Investing activities                           ($17,734)        $4,140            $31       ($5,904)         $3,940
    Financing activities                              $9,810     ($15,599)       ($6,404)       ($3,184)       ($6,173)

Total rentable square footage of properties
    at end of period                               1,152,516       963,624        751,944        751,944        641,714

Number of properties at end of period                     11             8              7              7              5



1 Amounts reported for 1993 through 1995 have been restated to give effect to the Merger.

2 Funds from operations, as defined by the National Association of Real Estate Investment Trusts ("NAREIT"), means net income (loss) from operations, excluding gains or losses from debt restructuring and sales of property, plus depreciation and amortization, and after adjustment for unconsolidated joint ventures. The Company considers funds from operations to be a useful measure of the operating performance of an equity REIT because, together with net income and cash flows, funds from operations provides investors with an additional basis to evaluate the ability of a REIT to support general operating expense and interest expense before the impact of certain activities, such as gains and losses from property sales and changes in the accounts receivable and accounts payable. Funds from operations does not represent net income or cash flows from operations as defined by GAAP and does not necessarily indicate that the cash flows will be sufficient to fund cash needs. It should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flows from operating, investing or financing activities as a measure of liquidity. Funds from operations does not measure whether income is sufficient to fund all of the Company's cash needs including principal amortization, capital improvements and distributions to stockholders. The Company reports funds from operations in accordance with the revised NAREIT definition. The change in the NAREIT definition in 1995 had no material effect on the amounts previously reported by the Company as funds from operations. Funds from operations disclosed by other REITs may not be comparable to the Company's calculation of funds from operations.


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION
The Company's day-to-day operations are managed by Franklin Properties, Inc. (the "Advisor," or "Management") under the terms of an advisory agreement which is renewable annually. The Company does not have any employees. Property management for nine of the Company's ten operating rental properties is provided by Continental Property Management Co. ("CPMC"), an affiliate of the Advisor, and the remaining property is managed by an unaffiliated company, Cupertino Capital. Both management companies perform the leasing, re-leasing and management-related services for their respective properties. The Advisor is a wholly owned subsidiary of Franklin Resources, Inc. whose primary business is the $222 billion Franklin Templeton Group of Funds.

In 1995, the Boards of Directors of the Company and of two other real estate investment trusts that the Advisor advised, Franklin Real Estate Income Fund ("FREIF") and Franklin Advantage Real Estate Income Fund ("Advantage"), agreed to the merger of the three real estate investment trusts. At a Special Meeting of Stockholders held on May 7, 1996, the proposed merger of Advantage and FREIF into the Company was approved (the "Merger") by a majority of the outstanding shares of each of the three companies, and the surviving entity was renamed Franklin Select Realty Trust. The consolidated financial information of the Company has been presented as a reorganization of entities under common control; therefore, the results of periods prior to the Merger have been restated so as to give retroactive effect to the Merger.

The following discussion is based primarily on the consolidated financial statements of the Company for the year ended December 31, 1997 and the restated, combined financial statements of the Company, FREIF and Advantage for the prior periods presented. This discussion should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

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

GENERAL BACKGROUND
The Company's rental revenue is generated by investments in the following ten properties: (i) four industrial R&D properties comprising 545,656 rentable square feet of space, (ii) three office properties comprising 402,269 rentable square feet of space, and (iii) three retail centers, comprising 204,591 rentable square feet of space. Six of the properties are concentrated in the greater San Francisco and Los Angeles areas from which the Company derived 55% and 33% of its 1997 rental revenue, respectively.
The remaining two properties are located in San Diego, California and Reno, Nevada. At December 31, 1997, the Company also owned 12.5 acre parcel of undeveloped land which was sold in January, 1998.

1997 SUMMARY
The Company's property operations were stable in relation to the prior year,
both with respect to rental rates and average occupancy.   Average occupancy
rates increased slightly from 95% in 1996 to 98% in 1997. The transactions that had the greatest influence on the Company's reported results in 1997 were:

(i) the acquisition of an industrial research and development property in April 1997 (the "Tanon Buildings");

(ii) the acquisition of 12.5 acre parcel of undeveloped land in June 1997 ("Prospect Park"); and

(iii) the acquisition of an industrial research and development property in November 1997 (the "Hathaway Business Park").

The Company financed the acquisitions of the research and development properties with a combination of permanent financing and draws under its line of credit. The acquisition of the undeveloped parcel of land was financed by a draw on the line of credit.


RESULTS OF OPERATIONS

COMPARISON OF YEAR ENDED DECEMBER 31, 1997 TO YEAR ENDED DECEMBER 31, 1996 Total revenue increased 22% in 1997 over 1996. The increase was attributable to a 26% increase in rental revenue offset by a decrease in interest income. Rental revenues increased over the prior year as a result of the Lam Research Buildings acquisition that took place in the last quarter of 1996 as well as the acquisition of the Tanon Building and Hathaway Business Park that took place in 1997. Occupancy rates and rental revenues remained stable on the existing properties occupied throughout both periods. The decline in interest income was due to the sale of securities used to finance the purchase of dissenting shareholders' stock in 1996.

Total expenses rose $2.8 million (26%) in 1997 primarily due to the acquisition of property by the Company. The addition of the Lam buildings in October 1996 and the acquisitions in 1997 has led to an increase in interest expense, depreciation and operational costs.

Interest expense increased $1,874,000 (208%), net of amounts capitalized, over the prior period as a result of the additional borrowings used to finance the purchase of the three new properties in 1997 and on borrowings
used to finance the Lam Research Building acquired in October, 1996.   An
additional $19,742,000 of debt was added in 1997 net of repayments. The weighted average interest rate on borrowings decreased from 8.75% in 1996 to 8.63% in 1997.

Property operating expenses increased 11% in 1997 as compared to the prior period. This was consistent with the increase in property owned by the Company. Property taxes and utility expenses formed the bulk of the increased costs experienced in 1997.

There was no change in the agreements between the Company and related parties during the year. The $249,000 (21%) increase in related party expense was primarily due to the increase in the total gross book value of real estate owned by the Company, which caused the advisory fees to increase by $215,000 (40%) over the prior year.

General and administrative expenses remained at 1996 levels, despite the Company's expansion. Lower director's and officer's insurance expense, stock exchange fees and general expenses in 1997 reflect the economies of scale achieved by the merger of the REITs in 1996. These benefits were offset by legal fees totaling approximately $110,000 which were incurred in defending the Company against two shareholder lawsuits (see Note 10 to the Consolidated Financial Statements).

The minority interest in FSRT L.P. net income increased $537,000 (502%) in 1997 as compared to the prior year as the partnership was set up in October 1996 and therefore 1997 reflects a full year of activity.

Consolidated net income increased 9.5% to $4,168,000 in 1997 as a result of the increased revenue from properties acquired in the period that was in excess of the additional costs incurred. In addition, 1997 net income increased with the absence of merger related expenses and a realization of some of the economies of scale associated with the completion of the Merger. These benefits were partially offset by reduced interest income related to the sale of securities in 1996, and to increased legal expenses. Net income per share increased by a greater amount, 21%, due to the reduced number of shares of common stock outstanding during 1997.

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

Net income declined approximately $655,000, or 15% in 1996 largely due to an increase in Merger-related expenses, an increase in advisory fees subsequent to the Merger, and a decline in interest income caused by the sale of mortgage-backed securities. Net income per share also declined, but by a lesser percentage, due to a decline in the number of shares outstanding after the Company purchased the dissenting shares.

LIQUIDITY AND CAPITAL RESOURCES
At December 31, 1997, the Company's cash and cash equivalents aggregated $3,821,000 which the Company believes is adequate to meet its short-term operating cash requirements. The Company also has access to a revolving line of credit in the amount of $25 million which had an outstanding balance of $11.2 million at year end. The Company also holds $501,000 of mortgage-backed securities.

During 1997, the Company's cash and cash equivalents increased to $3,821,000 compared to $2,558,000 at December 31, 1996. The increase in cash was generated from operating cash flows and from borrowings offset by amounts paid to acquire property. Operations generated $9,187,000, an increase of $1,356,000 over the previous year as a result of the property acquisitions in late 1996 and during 1997 and due to the absence of merger related expenses. The acquisition of property and other investing activities used $17,734,000 in 1997, compared to an inflow of cash in 1996 of $4,140,000. The inflow of cash in the previous year was primarily the result of the sale of securities to fund the repurchase of common stock. The Company borrowed $23,938,000 in 1997 to fund property acquisitions and refinance loans during the year, but this cash inflow was offset by loan repayments and by distribution payments, so that total cash generated from financing activities was $9,810,000 for 1997. At December 31, 1997 the Company believes its cash and cash equivalents are adequate to meet its short-term operating cash requirements.

The Company's investment in mortgage-backed securities at December 31, 1997, is represented by a FNMA adjustable rate pass-through certificate with a market value of approximately $501,000. Although payments of principal and interest are guaranteed by FNMA, changes in market interest rates may cause the security's market value to fluctuate, which could result in a gain or loss if the security is sold before maturity.

In 1996, the Company entered into an agreement with the Bank of America for a $25 million secured revolving line of credit to provide funding for future acquisitions and general business purposes. Borrowings under the line of credit bear interest at the London Interbank Offered Rate ("LIBOR") plus 1.90%, or at the bank's Reference rate at the Company's option. The credit facility is secured by mortgages on three of the Company's properties (which collectively accounted for 47% of the Company's 1997 rental revenue), together with the rental proceeds from such properties. At December 31, 1997, these properties comprised approximately 38% of the Company's net real estate assets. The credit agreement contains customary representations, restrictive covenants, and events of default, including a covenant limiting quarterly distributions to 98% of funds from operations. The Company does not anticipate that this covenant will adversely affect the ability of the Company to declare distributions to shareholders under the Company's current distribution policy. At December 31, 1997, the unused balance available under the line of credit was $13.3 million

The Company's mortgage indebtedness has the following balloon payments:
1999-$4.0 million; 2003-$3.0 million; 2004-$4.6 million; and 2006-$13.4 million. In addition, the Company's $25 million credit facility, which had an outstanding balance of $11.2 million at December 31, 1997, matures in December of 1998. The credit facility agreement provides the Company with one option to extend the maturity date of the credit facility for a period of one year. The Company expects to exercise that option during 1998. The Company does not anticipate that its cash flow from operations will be sufficient to make all of the balloon payments of principal when due under its mortgage indebtedness and its credit facility. The Company intends to make such payments by refinancing or extending the indebtedness or by raising funds through the sale of equity securities or properties. If the Company is unable to extend, refinance, or payoff its indebtedness when due, the mortgaged properties could be become the property of the mortgagee with a subsequent loss of income and asset value to the Company.

As of December 31, 1997, the Company had approximately $4.2 million of variable rate mortgage indebtedness outstanding which bears interest at a floating rate tied to the Union Bank Reference Rate. In addition, the outstanding balance under the Company's revolving line of credit bears interest at a floating rate tied to the London Interbank Offered Rates ("LIBOR"). The Company intends to use the remaining portion of the line of credit to provide short term financing for future acquisitions. An increase in interest rates may have an adverse effect on the Company's net income and Funds from Operations.

In 1998, the Company intends to remedy defects discovered in the window
system at Fairway Center for a cost of approximately $1.1 million.   The
Company expects to receive $525,000 in partial settlement of a claim in respect of the defects and will also pursue other third parties to further offset the costs.

In connection with any lease renewal or new leasing, the Company will incur costs for tenant improvements and leasing commissions which it intends to fund first from operating cash flow and then, if necessary, from cash on hand or the line of credit.

At December 31, 1997, the Company held two properties for sale: Prospect Park, an undeveloped parcel of land that was sold in January 1998 for $4.5 million and Carmel Mountain, a retail center in San Diego that the Company
intends to sell in 1998.   Approximately $4.1 million of the proceeds from
the sale of Prospect Park were used to reduce borrowings under the Line of Credit. Net proceeds from the sale of Carmel Mountain after the payoff of debt secured on the property will also be used to reduce borrowings under the Line of Credit.

IMPACT OF INFLATION
The Company's policy of negotiating leases which incorporate operating expense "pass-through" provisions is intended to protect the Company against increased operating costs resulting from inflation. Inflation, however, could increase the Company's borrowing costs.

POTENTIAL FACTORS AFFECTING FUTURE OPERATING RESULTS
DECLINE IN INTEREST INCOME, LOSS ON SALE OF MORTGAGE-BACKED SECURITIES
In years prior to 1997, net income was positively affected by interest income that the Company earned from its investments in mortgage-backed securities. In addition, the Company periodically sustained losses upon the sale of certain of these securities. Late in 1996, the Company liquidated a substantial portion of its mortgage-backed securities in order to provide funds to repurchase a portion of its outstanding common stock. Therefore, the Company does not anticipate generating significant amounts of interest income, gains or losses from these securities, in future years. The repurchase of the Company's common stock in 1996 has had a positive effect on net income per share, due to the related decline in the number of shares outstanding.

YEAR 2000
The Company is in the process of assessing the impact of Year 2000 issues on its computer systems and applications. At this time, management believes that the costs associated with resolving these issues will not have a material effect on the Company's financial statements.

LEASING TURNOVER
In connection with any lease renewal or new lease, the Company typically incurs costs for tenant improvements and leasing commissions which will be funded first from operating cash flow and, if necessary, from cash reserves or the line of credit. In addition, while the Company has historically been successful in renewing and re-leasing space, the Company will be subject to the risk that leases expiring in the future may be renewed or re-leased at terms that are less favorable than current lease terms.


LEASING TURNOVER - DATA GENERAL BUILDING
The Data General Building is located in an area of Los Angeles County that has historically been dominated by aerospace and defense related companies. Because many of the defense programs that these companies are engaged in have been curtailed, their office space requirements were substantially reduced, causing greater vacancies and lower market rental rates. During 1997, however, market conditions significantly improved. Based on the most recently available reports from CB Commercial Real Estate Group, at October 31, 1997, the Manhattan Beach/El Segundo sub-market, had a total vacancy factor of 22%, compared to 34% at October 31, 1996.

Over the next two years, the Company's leasing exposure at the Data General Building consists of one lease covering 48,000 square feet, which expires in January 1999. The lease carries a triple net rental rate that is equivalent to approximately $28.00 per square foot on a full service basis. Compared to
the   annual  effective rental rate of the most recently executed lease at the property ($20.10 per square foot) the expiring lease provides overmarket rent of approximately $380,000 annually, or 2.1% of the Company's total revenue in 1997. While it is impossible to predict the market rental rate in 1999, the Company expects that when this lease expires, the rental income related to this space will be less than $28.00 per square foot regardless of whether the lease is renewed or new leases are signed. The Company will also incur costs for tenant improvements and leasing commissions upon the renewal or re-leasing of the space, however, the amounts are unknown at this time.

Management believes that the Company's sources of capital as described under Liquidity and Capital Resources are adequate to meet its liquidity needs in the foreseeable future.

FUNDS FROM OPERATIONS
The Company considers funds from operations to be a useful measure of the operating performance of an equity REIT because, together with net income and cash flows, Funds from Operations provides investors with an additional basis to evaluate the ability of a REIT to support general operating expense and interest expense before the impact of certain activities, such as gains and losses from property sales and changes in the accounts receivable and accounts payable. However, it does not measure whether income is sufficient to fund all of the Company's cash needs including principal amortization, capital improvements and distributions to stockholders. Funds from operations should not be considered an alternative to net income or any other GAAP measurement of performance, as an indicator of the Company's operating performance or as an alternative to cash flows from operating, investing or financing activities as a measure of liquidity. As defined by the National Association of Real Estate Investment Trusts ("NAREIT"), funds from operations is net income (computed in accordance with GAAP), excluding gains or losses from debt restructuring and sales of property, plus depreciation and amortization, and after adjustment for unconsolidated joint ventures.
The Company reports funds from operations in accordance with the revised NAREIT definition. The change in the NAREIT definition in 1995 had no material effect on the amounts reported by the Company as funds from operations in prior periods. The measure of funds from operations as reported by the Company may not be comparable to similarly titled measures of other companies that follow different definitions.

                              FUNDS FROM OPERATIONS
                              (dollars in thousands)

                                                 Year ended December 31,
                                               1997      1996       1995

          Net income                         $4,168    $3,807     $4,462
          Add:  Depreciation and              4,003     3,428      3,333
          amortization

          Funds from Operations              $8,171    $7,235     $7,795
          ------------------------------

==============================================================================
The primary difference between the periods reflects the changes in Merger-related expenses and losses on the sale of mortgage-backed securities as discussed under "Results of Operations." Funds from operations in 1997 also benefited from the Company's property acquisitions in 1996 and 1997.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                                                 PAGE

Report of Independent Accountants                                 21
Consolidated Balance Sheets as
 of December 31, 1997 and 1996                                    22
Consolidated  Statements of Income
 for the years ended  December 31, 1997,  1996 and 1995           24
Consolidated  Statements of Stockholders'
 Equity for the years ended December
31, 1997, 1996 and 1995                                           26
Consolidated  Statements  of Cash Flows
 for the years ended  December  31, 1997,
1996 and 1995                                                     27
Notes to Consolidated Financial Statements                        28
Schedule III - Real Estate and Accumulated Depreciation           37

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors and Stockholders
Franklin Select Realty Trust

We have audited the accompanying consolidated balance sheets of Franklin Select Realty Trust as of December 31, 1997 and 1996, the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997, and the financial statement schedule of Real Estate and Accumulated Depreciation. These financial statements and financial statement schedule are the responsibility of Franklin Select Realty Trust's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Franklin Select Realty Trust as of December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                                     COOPERS & LYBRAND L.L.P.


San Francisco, California
January 26, 1998


C O N S O L I D A T E D  B A L A N C E  S H E E T S


 FRANKLIN SELECT REALTY TRUST
 In thousands except per share amounts

 As of December 31, 1997 and 1996                                                            1997           1996
 --------------------------------------------------------------------------------- --------------- --------------
 ASSETS
 Real estate
   Rental property:
   Land                                                                                   $38,787        $38,286
   Buildings and improvements                                                             110,733        103,339
                                                                                   --------------- --------------
                                                                                          149,520        141,625
   Less: accumulated depreciation                                                          20,817         17,583
                                                                                   --------------- --------------
                                                                                          128,703        124,042
   Property held-for-sale, net of accumulated depreciation of $472                         12,395              -
                                                                                   --------------- --------------
   Real estate, net                                                                       141,098        124,042
 Cash and cash equivalents                                                                  3,821          2,558
 Mortgage-backed securities, available for sale                                               501            578
 Deferred rent receivable                                                                   1,863          1,916
 Deferred costs and other assets                                                            2,814          2,204
                                                                                   =============== ==============
           Total assets                                                                  $150,097       $131,298
                                                                                   =============== ==============

 --------------------------------------------------------------------------------- --------------- --------------
    LIABILITIES AND STOCKHOLDERS' EQUITY

    LIABILITIES:
    Debt                                                                                    $42,487        $22,745
    Tenant deposits, accounts payable and accrued expenses                                    1,391          1,223
    Distributions payable                                                                     1,645          1,348
                                                                                     --------------  --------------
              Total liabilities                                                              45,523         25,316
                                                                                     --------------- --------------
    Minority interest                                                                         9,258          9,329
                                                                                     --------------- --------------
    Commitments and contingencies (Notes 6 and 10)                                                -              -
    STOCKHOLDERS' EQUITY:
      Common stock, Series A, without par value; stated value $10 per
       share; 110,000 shares authorized; 12,250 shares issued and outstanding               103,161        103,161
      Common stock, Series B, without par value; stated value $10 per
        share; 2,500 shares authorized; 746  shares issued and outstanding                    6,294          6,294
      Unrealized loss on mortgage-backed securities                                            (28)           (36)
      Accumulated distributions in excess of net income                                    (14,111)       (12,766)
                                                                                     -------------- ---------------
              Total stockholders' equity                                                     95,316         96,653
                                                                                     =============== ==============
              Total liabilities and stockholders' equity                                   $150,097       $131,298
                                                                                     =============== ==============

    -------------------------------------------------------------------------------- --------------- --------------

              The accompanying notes are an integral part of these consolidated financial statements.


C ON S O L I D A T E D  S T A T E M E N T S  O F  I N C O M E


FRANKLIN SELECT REALTY TRUST
In thousands, except per share amounts                                                   Restated
----------------------------------------------------- -------------- -------------- --------------
For the years ended December 31, 1997, 1996 and 1995           1997           1996           1995
----------------------------------------------------- -------------- -------------- --------------
REVENUES:
  Rent                                                      $17,522        $13,926        $13,383
  Interest, dividends, and other                                204            642            728
                                                      -------------- -------------- --------------
    Total revenue                                            17,726         14,568         14,111
                                                      -------------- -------------- --------------

EXPENSES:
  Property operating                                          4,036          3,635          3,705
  Interest                                                    2,773            899            681
  Related party                                               1,454          1,205          1,030
  Consolidation                                                   -            695            394
  General and administrative                                    648            642            506
  Loss on sale of mortgage-backed securities                      -            151              -
  Depreciation and amortization                               4,003          3,427          3,333
                                                      -------------- -------------- --------------
    Total expenses                                           12,914         10,654          9,649
                                                      -------------- -------------- --------------
Operating income before minority interest                     4,812          3,914          4,462

Minority interest                                             (644)          (107)              -
                                                      -------------- -------------- --------------

NET INCOME                                                   $4,168         $3,807         $4,462
                                                      ============== ============== ==============


Net income per share, based on the weighted
  average shares outstanding of Series A
  common stock of 12,250, 13,830 and 14,145
  for the  years ended December 31, 1997,
  1996 and 1995,  respectively                                 $.34           $.28           $.32
                                                      ============== ============== ==============

Distributions per share, based on the weighted
  average shares outstanding of Series +A
  common stock of 12,250, 13,343 and 14,145
  for the years ended December  31, 1997,
  1996 and 1995, respectively                                  $.45           $.44           $.44
                                                      ============== ============== ==============

----------------------------------------------------- -------------- -------------- --------------

The accompanying notes are an integral part of these consolidated financial statements.



C O N S O L I D A T E D  S T A T E M E N T S
O F  S T O C K H O L D E R S'  E Q U I T Y


C O N S O L I D A T E D  S T A T E M E N T S
O F  S T O C K H O L D E R S'  E Q U I T Y

FRANKLIN SELECT REALTY TRUST
In thousands
As of and for  the years ended December 31, 1997, 1996, and 1995





                                                                             Unrealized
                                                     COMMON                  (loss)/gain on   Accumulated
                                                      STOCK                  mortgage-       distributions
                                                 Series A Series B           backed          in excess of
                                  Shares      Amount       Shares   Amount   securities       net income     Total
---------------------------- ---------- ----------- ------- ---------- --------------- ----------------- -----------
Balance,   January 1,
  1995, restated                14,145    $111,572     746     $6,294          $(581)          $(8,969)    $108,316
Redemption of Series A
  Common stock                       -         (3)       -          -               -                 -         (3)
Unrealized gain on
  Mortgage-backed
  Securities                         -           -       -          -             417                 -         417
Net income                           -           -       -          -               -             4,462       4,462
Cash distributions on
  Common stock                       -           -       -          -               -           (6,206)     (6,206)
---------------------------- ---------- ----------- ------- ---------- --------------- ----------------- -----------
Balance,   December 31,
  1995, restated                14,145     111,569     746      6,294           (164)          (10,713)     106,986
Dissenting stockholders'
  Interest                     (1,895)     (8,408)       -          -               -                 -     (8,408)
Unrealized gain on
  Mortgage-backed
  Securities                         -           -       -          -             128                 -         128
Net income                           -           -       -          -               -             3,807       3,807
Cash distributions on
  common stock                       -           -       -          -               -           (5,860)     (5,860)
---------------------------- ---------- ----------- ------- ---------- --------------- ----------------- -----------
Balance,
  December 31, 1996             12,250     103,161     746      6,294            (36)          (12,766)      96,653
Unrealized gain on
  Mortgage-backed
  Securities                         -           -       -          -               8                 -           8
Net income                           -           -       -          -               -             4,168       4,168
Cash distributions on
  common stock                       -           -       -          -               -           (5,513)     (5,513)
============================ ========== =========== ======= ========== =============== ================= ===========
Balance,
  December 31, 1997             12,250    $103,161     746     $6,294           $(28)         $(14,111)     $95,316
============================ ========== =========== ======= ========== =============== ================= ===========

              The accompanying notes are an integral part of these consolidated financial statements.


  C O N S O L I D A T E D  S T A T E M E N T S  O F  C A S H  F L O W S


FRANKLIN SELECT REALTY TRUST
In thousands                                                                                         Restated
----------------------------------------------------------------------- ----------- ------------- ------------
For the years ended December 31, 1997,1996 and 1995                           1997          1996         1995
----------------------------------------------------------------------- ----------- ------------- ------------
NET INCOME                                                                  $4,168        $3,807       $4,462
Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization                                             4,171         3,440        3,335
   Loss on sale of mortgage-backed securities                                    -           151            -
   Minority interest                                                           644           107            -
   Loss on disposition of rental property                                        -             -          100
   Decrease in deferred rent receivable                                         53            54           44
   (Increase) decrease in other assets                                       (135)          (27)          309
   Increase in tenant deposits, accounts payable,
     and accrued expenses                                                      312           337          148
   Decrease in advance rents                                                  (26)          (38)         (39)
                                                                        ----------- ------------- ------------
                                                                             5,019         4,024        3,897
                                                                        ----------- ------------- ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                    9,187         7,831        8,359
                                                                        ----------- ------------- ------------

   Acquisition of rental property                                         (16,383)       (1,428)            -
   Improvements to rental property                                           (784)         (627)        (390)
   Leasing commissions paid                                                  (652)         (339)        (371)
   Disposition of mortgage-back securities                                      85         6,534          792
                                                                        ----------- ------------- ------------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                       (17,734)         4,140           31
                                                                        ----------- ------------- ------------

   Borrowings under notes payable                                           23,938        16,222            -
   Repayment of notes payable                                              (7,791)      (16,781)        (134)
   Payment of loan costs                                                     (288)         (599)            -
   Repurchase of dissenting stockholders' interest                               -       (8,408)            -
   Redemption of Series A common stock                                           -             -          (3)
   Distributions paid to stockholders and minority interest                (6,049)       (6,033)      (6,267)
                                                                        ----------- ------------- ------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                          9,810      (15,599)      (6,404)
                                                                        ----------- ------------- ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         1,263       (3,628)        1,986
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                 2,558         6,186        4,200
                                                                        =========== ============= ============
CASH AND CASH EQUIVALENTS, END OF YEAR                                      $3,821        $2,558       $6,186
                                                                        =========== ============= ============

Supplemental cash flow information and non-cash investing and financing activities - Notes 2 and 4.


The accompanying notes are an integral part of these consolidated financial statements.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BUSINESS ACTIVITY
Franklin Select Realty Trust (the "Company") (formerly Franklin Select Real Estate Income Fund) is a California corporation formed on January 5, 1989 for the purpose of investing in income-producing real property. The Company `s day-to-day operations are managed by Franklin Properties, Inc. (the "Advisor", or "management") under the terms of an advisory agreement that is renewable annually. On May 7, 1996 Franklin Real Estate Income Fund ("FREIF") and Franklin Advantage Real Estate Income Fund ("Advantage") merged into the Company. In connection with the Merger of the three companies (the "Merger"), the Company issued approximately 7,945,000 shares of Series A common stock and 559,718 shares of Series B common stock in exchange for 3,363,877 and 3,013,713 shares of Series A common stock and 319,308 and 124,240 shares of Series B common stock of FREIF and Advantage, respectively, in each case excluding dissenting shares. The Merger was accounted for as a combination of entities under common control.

On November 1, 1996, the Company purchased approximately 635,638 shares of FREIF Series A common stock and 1,077,667 shares of Company Series A common stock from shareholders who had elected to exercise dissenter's rights pursuant to Chapter 13 of the California General Corporation Law.

At December 31, 1997, the Company's real estate portfolio consisted of ownership interests in eleven properties: four industrial research and development properties, three suburban office properties, three retail centers and a 12.5 acre parcel of undeveloped land.

BASIS OF PRESENTATION
The accompanying consolidated financial statements of the Company include all accounts of the Company and its majority owned partnership, FSRT L.P. ("FSRT"). The Company is the sole General Partner of FSRT. All significant intercompany amounts and transactions have been eliminated. The 1995 statements of income, stockholders' equity and cash flows have been restated to give effect to the merger.

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

REAL ESTATE
Rental property is stated at cost and depreciated using the straight-line method over an estimated useful life of 35 years for buildings and improvements. Tenant improvements are generally amortized over the lesser of the improvements' useful life or the lease term. Significant improvements and betterments are capitalized. Maintenance and repairs are charged to expense when incurred. The Company capitalizes interest on property under development.

Pursuant to the Company's investment objectives, property purchased is generally held for extended periods. During the holding period, management periodically, but at least annually, evaluates whether rental property has suffered an impairment in value. Management's analyses include consideration of estimated undiscounted future cash flows during the expected holding period in comparison with carrying values, prevailing market conditions and other economic matters. If the current carrying value of an individual property exceeds estimated future undiscounted cash flows, the Company will reduce the carrying value of the asset to fair value; however, to date, such adjustments have not been required.

Property held-for-sale is held at the lower of cost or net realizable value. Property is designated available-for-sale when it is being actively marketed and the sale of the property is anticipated within twelve months.

CASH AND CASH EQUIVALENTS
Cash and cash equivalents include cash on hand, demand deposits with banks, debt instruments with original maturities of three months or less, and money market funds, which are readily convertible into cash. Due to the relatively short-term nature of these investments, the carrying value approximates fair value.

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

INCOME TAXES
The Company is a real estate investment trust ("REIT") having elected to qualify as a REIT under the applicable provisions of the Internal Revenue Code since 1989. Under the Internal Revenue Code and applicable state income tax law, a qualified REIT is not subject to income tax if at least 95% of its taxable income is currently distributed to its stockholders and other REIT tests are met. The Company is in compliance with these tests. Accordingly, no provision is made for income taxes in these financial statements.

CONCENTRATIONS OF CREDIT RISK
Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of mortgage-backed securities and operating leases with tenants.

The Company places excess cash in short-term deposits with Franklin Money Fund, managed by an affiliate of the Advisor, and in money market securities of companies with strong credit ratings and, by policy, limits credit exposure to any one issuer. The Company performs ongoing credit evaluations of its tenants and generally does not require collateral for commercial tenants. The Company reserves for potential credit losses, as appropriate.

NOTE 2 - REAL ESTATE ACQUISITION

During 1997, the Company acquired three properties, two of which were acquired by FSRT and the third was purchased directly by the Company.

On April 1, 1997, FSRT purchased an industrial research and development building in Fremont, California for approximately $8.5 million in cash (the "Tanon Building").

On June 25, 1997, the Company purchased a 12.5 acre parcel of undeveloped land in Rancho Cordova, California for approximately $4.1 million in cash ("Prospect Park") During 1997, the Company commenced development activities and capitalized certain development costs of $32,000 and capitalized interest of $165,000.

On November 24, 1997, FSRT purchased an industrial research and development building for approximately $7.2 million, comprised of $3.6 million in cash and an assumption of debt of $3.6 million ("Hathaway Business Park").

NOTE 3 - MORTGAGE-BACKED SECURITIES, AVAILABLE FOR SALE

Mortgage-backed securities, available for sale at December 31, 1997, had a coupon rate of 7.31% and a maturity date of July 17, 2001. Amortized cost was $529,000 and the fair value was $501,000 resulting in a gross unrealized loss of $28,000 at December 31, 1997. Mortgage-backed securities at December 31, 1996 had an aggregate market value of $578,000 and an amortized cost of $614,000 resulting in a gross unrealized loss of $36,000.

NOTE 4 - DEBT


At December 31, 1997 and 1996 debt was comprised of the following:

In thousands                                                                             1997             1996
                                                                             ----------------- ----------------
FAIRWAY CENTER
Bonds payable, net of prepaid reserve of $207,000,
collateralized by a lien, including serial bonds maturing
through October 1, 2016, at interest rates ranging from
4.00% to 6.50%, and term bonds maturing October 1, 2026,
at an interest rate  of 6.625%. The payments on the bonds are
calculated in an amount sufficient to fully amortize the indebtedness.                 $2,453           $2,335

GLEN COVE
Note payable, collateralized by a deed of trust. The
note bears interest, payable monthly, at the lender's
Reference Rate plus 1.5% (aggregating 10% at December 31, 1997), together
with monthly principal payments of $3,700 until maturity in 1999.                       1,848            1,893

CARMEL MOUNTAIN
Note payable, collateralized by a deed of trust. The
note bears interest, payable monthly, at the lender's
Reference Rate plus 1.5% (aggregating 10% at December 31, 1997), together with variable monthly
principal payments until maturity in 1999.                                              2,265            2,295

HATHAWAY BUSINESS PARK
Note payable, collateralized by a deed of trust.  The note bears
interest at a fixed rate of 7.75%.   The combined interest and principal
payment of $30,786 is payable monthly until maturity in 2003.
                                                                                        3,580                -

TANON BUILDING
Note payable, collateralized by a deed of trust.  The note bears
interest at a fixed rate of 8.47%.   The combined interest and principal
payment of $41,445 is payable monthly until maturity in 2004.
                                                                                        5,134                -

LAM RESEARCH BUILDINGS
Notes payable, collateralized by deeds of trust.  The two
notes bear interest at a fixed rate of 8.44%.  The combined
principal and interest payment of $129,969 is payable
monthly until maturity in 2006.                                                        16,007           16,222
                                                                             ----------------- ----------------
      TOTAL NOTES AND BONDS PAYABLE                                                    31,287           22,745

SECURED LINE OF CREDIT
Interest is payable monthly based on the London Interbank Offer Rate
("LIBOR"), or the bank's reference rate, plus 1.9%.  The line of credit
matures in December, 1998.                                                             11,200                -
                                                                             ----------------- ----------------
                                                                                      $42,487          $22,745
                                                                             ================= ================


Aggregate principal payments required in future years related to notes and bonds payable are as follows:

                          In thousands

                          1998                    $486
                          1999                   4,482
                          2000                     482
                          2001                     524
                          2002                     565
                          Thereafter            24,748
                                          =============
                                               $31,287
                                          =============

In December 1996, the Company entered into a $25 million revolving secured line of credit agreement with a bank to provide funding for future acquisitions and working capital. Borrowings under the line of credit bear interest at the applicable London Interbank Offering Rate, or at the bank's reference rate, plus 1.9% and is secured by three of the Company's rental properties. The weighted average interest rate paid during 1998 under the line of credit was 7.7%. Among other covenants, the agreement restricts payment of quarterly dividends to an amount not to exceed 98% of funds from operations, as defined in the agreement. The line of credit agreement expires on December 1, 1998 at which time the outstanding balance is due and payable. The Company has the option to either extend the line for one additional year upon payment of a fee equal to 0.25% of the total line or convert amounts outstanding at the maturity date to a five year term note under the same variable interest rate structure. In addition, the Company pays an annualized fee of .25% of the unused portion of the line of credit, payable quarterly.

For the years ended December 31, 1997, 1996 and 1995, interest paid was $2,618,000, $773,000 and $687,000, respectively, net of amounts capitalized.

Management estimates that the carrying amount of aggregate debt approximates fair value.

NOTE 5 - COMMON STOCK AND INCOME PER SHARE

The Company has one class of common stock in two series: Series A and Series
B. Series A and Series B common stock have the same voting rights. Distributions on Series A common stock are declared at the discretion of the Board of Directors. No distribution may be paid or declared on the Series B shares prior to exercise of the exchange rights, as defined below. After exercising their exchange rights, the Advisor will receive distributions on its Series A shares.

The Series B common stock held by the Advisor may be exchanged for Series A common stock when the Series A common stock achieves certain trading prices for 20 consecutive trading days. The Series B shares become eligible for exchange for a total of 622,395 Series A shares when the trading price of the Series A shares is between $8.42 and $11.33. To date, the market price of the Series A shares has not reached the target prices and thus the Series B shares are not currently convertible. The rates of exchange and trading prices will be subject to change under certain circumstances as provided in the Exchange Rights Agreement.

In October 1997, 1,625,000 limited partnership units (the "FSRT Units") became eligible for exchange into a like number of Series A common shares in the Company in accordance with the partnership agreement of FSRT. No units were exchanged for common stock during the year. The Company filed a related shelf registration on Form S-3 which became effective on December 10, 1997. The FSRT Units are entitled to receive quarterly distributions of $.11 per unit, subject to periodic annual increases commencing in June, 1998, as specified in the partnership agreement. Residual cash flow after distributions to the FSRT Units is distributable to the Company. In the future, the Company may contribute its remaining assets to FSRT at which time the distribution rate on the FSRT Units may be modified at the Company's discretion in accordance with the partnership agreement. The Company is subject to certain restrictions regarding the sale or refinance of the properties owned by FSRT.

The Company has adopted Statement of Financial Accounting Standard No. 128, "Earnings per share" ("FAS 128"). FAS 128 requires that the Company retroactively restate prior period earnings per share ("EPS") data. The impact on the previously reported EPS is not material. The convertible partnership units were deemed anti-dilutive and consequently there is no difference between basic and diluted earnings per share.

For the purposes of determining the weighted average number of shares to be used in the net income per share calculation, approximately 1.9 million shares attributable to the dissenting shareholders of FREIF and Advantage were deemed to be share equivalents during the period May 7, 1996 to November 1, 1996.

NOTE 6 - RENTAL INCOME

The Company's rental income from commercial property is received principally from tenants under non-cancelable operating leases. The tenant leases typically provide for guaranteed minimum rent plus contingent rents. Minimum future rentals on non-cancelable tenant operating leases at December 31, 1997 are as follows:
In thousands

1998              $15,679
1999               14,305
2000               13,047
2001               11,502
2002               10,167
Thereafter         50,748
               -----------
                 $115,439
               ===========

Minimum future rentals do not include contingent rents which represent reimbursements of property operating expenses. Contingent rents were $2,141,000, $1,725,000, and $1,567,000 for the years ended December 31, 1997,
1996 and 1995, respectively.

During the years ended December 31, 1997, 1996 and 1995, one of the Company's tenants, the Continental Casualty Company, provided 12.7%, 13.8% and 14.3% of the Company's base rental income under a lease which expired in October
1997.   The Company renewed the tenant's lease for a five year period at a reduced monthly rental rate.

Late in 1996, the Company acquired two industrial buildings that are occupied by Lam Research Corporation under leases that expire in 2014. In addition, Lam Research Corporation leases other space from the Company at the Northport Buildings under a lease that expires in 2003. During 1997 approximately 18% of the Company's base rental income was received from Lam Research Corporation.

NOTE 7 - RELATED PARTY TRANSACTIONS

The Company has an agreement with the Advisor to administer the day-to-day operations of the Company. Under the terms of the agreement, which is renewable annually, the Advisor receives an annualized fee equal to 0.5% of the Company's gross real estate assets, defined generally as the book value of the assets before depreciation, payable quarterly. The fee will be reduced to .4% for gross real estate assets exceeding $200 million.

Prior to the Merger, fees paid to the Advisor by FREIF and Advantage were calculated in a manner different from that used by the Company. If the advisory fees for FREIF and Advantage had been calculated under terms of the Company's current advisory agreement, the aggregate advisory fees for the Company, FREIF and Advantage would have been $606,000 and $570,000 for the years ended December 31, 1996 and 1995, respectively. In addition, FREIF and Advantage paid the Advisor acquisition fees equal to 6% of the asset purchase price which are not payable under the terms of the Company's current advisory agreement.

Nine of the Company's properties are managed by Continental Property Management Co. ("CPMC"), an affiliate of the Advisor, and the remaining rental property is managed by an unaffiliated company, Cupertino Capital.
The Company pays a property management fee, leasing commission and construction supervision fee to CPMC based on actual services performed. The fees paid to CPMC do not include any fees or expenses paid to on-site property managers or leasing commissions paid to third parties, both of which are borne by the Company.

The agreements between the Company and the Advisor, or affiliates of the Advisor, provide for certain types of compensation and payments including, but not limited to, the following for the years ended December 31, 1997, 1996 and 1995:


                                                                                                       Restated
In thousands                                                             1997             1996             1995
                                                              ---------------- ---------------- ----------------

Advisory fee, charged to related party expense                           $766             $551             $350
Reimbursement for data processing, accounting
   and certain other expenses, charged to related
   party expense                                                          $61              $63             $101
Property management fee, charged to related
   party expense                                                         $627             $591             $579
Leasing commissions, capitalized and amortized
   over the term of the related lease                                    $196              $28             $187
Construction supervision fee, capitalized and
   amortized over the life of the related investment
   or the term of the related lease, as applicable                        $31              $33              $30



The Company's Board of Directors (including all of its Independent Directors) have determined that the compensation paid to the Advisor and to CPMC is fair and reasonable to the Company.

At December 31, 1997 and 1996, cash equivalents included $3,563,000 and $1,764,000, respectively, which was invested in Franklin Money Fund, an investment company managed by an affiliate of the Advisor. Distributions earned from Franklin Money Fund totaled $135,000, $60,000 and $23,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

At December 31, 1997 and 1996, accrued expenses included $210,000 and $177,000, respectively, payable to the Advisor or its affiliates.

NOTE 8 - DISTRIBUTIONS

The allocation of cash distributions per share for individual stockholders' income tax purposes, as reported on Internal Revenue Service Form 1099-DIV, for the years ended December 31, 1997, 1996 and 1995 was as follows:

                                Ordinary    Return of    Total
Year Paid                         Income      Capital     Paid
---------------------------- ------------ ------------ --------

Franklin Select Realty Trust

     1997                           $.40         $.04     $.44
     1996                           $.42         $.02     $.44
     1995                           $.35         $.09     $.44


Franklin Real Estate Income Fund

     1996(to May 7, 1996)           $.18         $.03     $.21
     1995                           $.49         $.01     $.50


Franklin Advantage Real Estate Income Fund

     1996 (to May 7, 1996)          $.19         $.03     $.22
     1995                           $.60         $.01     $.61

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

NOTE 9 - SUPPLEMENTARY QUARTERLY FINANCIAL DATA (UNAUDITED)
In thousands, except per share amounts.



                                                                 THREE MONTHS ENDED
                             -------------------- ------------------ -------------------------- ------------------------
                                  MARCH 31, 1997      JUNE 30, 1997         SEPTEMBER 30, 1997        DECEMBER 31, 1997
                             -------------------- ------------------ -------------------------- ------------------------
Revenue                                   $4,132             $4,502                     $4,491                   $4,601
Net income                                $1,079             $1,095                     $1,074                     $920
Net income per share                        $.09               $.09                       $.09                     $.08


                                                                 THREE MONTHS ENDED
                             -------------------- ------------------ -------------------------- ------------------------
                                  MARCH 31, 1996      JUNE 30, 1996         SEPTEMBER 30, 1996        DECEMBER 31, 1996
                             -------------------- ------------------ -------------------------- ------------------------
Revenue                                   $3,474             $3,613                     $3,597                   $3,884
Net income                                $  753             $1,078                     $1,187                   $  789
Net income per share                      $  .05             $  .08                     $  .08                   $  .06


NOTE 10 - LITIGATION
The Company is currently defending the former directors of Advantage against a purported class action complaint filed in the California Superior Court for San Mateo on December 2, 1996 by two stockholders for themselves and purportedly on behalf of certain other minority stockholders of Advantage. Other defendants to the complaint currently include Franklin Resources, Inc. and the Company's advisor, Franklin Properties, Inc. The complaint alleges that defendants breached fiduciary duties to plaintiffs and other minority stockholders in connection with the purchase by Franklin Resources, Inc. in August 1994 of a 46.6% interest in Advantage and in connection with the Merger of Advantage into the Company in May 1996, which was approved by a majority of the outstanding shares of each of the three companies.
Plaintiffs also allege that defendants misstated certain material facts or omitted to state material facts in connection with these transactions. The complaint includes a variety of additional claims, including claims relating to the investment of Advantage assets, the suspension of the dividend reinvestment program, the allocation of merger-related expenses, revisions to the investment policies of Advantage, and the restructuring of the contractual relationship with the Advisor. Plaintiffs seek damages in an unspecified amount and certain equitable relief. The defendants deny any wrongdoing in these matters and intend to vigorously defend the action. As a result of the pleadings filed by the various defendants, the plaintiffs have filed an amended complaint to address the court's response to such filings. Document production by the defendants is currently in progress.

On June 3, 1997, Herbert S. Hodge, Jr., on behalf of himself and certain other shareholders of FREIF, filed an alleged class action complaint in the California Superior Court for San Mateo County against the Company, certain of its directors, the Company's advisor, Franklin Properties, Inc., Franklin Resources, Inc., and Bear Stearns Co., Inc. The complaint alleges that defendants breached fiduciary duties to plaintiff and certain other shareholders in connection with the merger of FREIF into Franklin Select Realty Trust in May 1996. Plaintiff also alleges that defendants misstated certain material facts or omitted to state material facts in connection with this transaction. Plaintiff seeks damages in an unspecified amount. The defendants deny any wrongdoing in these matters and intend to vigorously defend the action. All defendants, including the Company, are challenging the legal sufficiency of the complaint. Document production by the defendants is currently in progress.

Management does not believe that the outcome of these matters will have a material adverse effect on the Company's financial condition, results of operations or cash flows.

NOTE 11 - SUBSEQUENT EVENTS
On January 21, 1998 the Company sold a 12.5 acre parcel of undeveloped land
that was acquired in June of 1997.   The sale price was approximately $4.5
million, and the Company will realize a gain on the sale of the land of approximately $171,000 during the quarter ended March 31, 1998. Approximately $4.1 million of the sale proceeds were applied to the outstanding balance of the Company's line of credit and the remainder was retained by the Company.



R E A L  E S T A T E  A N D  A C C U M U L A T E D  D E P R E C I A T I O N


 FRANKLIN SELECT REALTY TRUST
 As of, and for the years ended December 31, 1997, 1996 and 1995
 In thousands

                                           INITIAL                    COST CAPITALIZED           GROSS AMOUNT AT WHICH
                                           COST TO                     SUBSEQUENT TO             CARRIED AT CLOSE OF
                                            FUND                        ACQUISITION                     PERIOD

                                                                                                                       Life on Which
                                                                                                                       Depreciation
                                                                          Buildings        Accumu-                     in Latest
Description                                                  Carry-         and            lated      Date of           Operations
                      Encum-                       Improve-  ing          Improve-         Deprecia-  construc-   Date  Statement
                     brances     Land   Buildings    ments   Costs   Land   ments    Total  tion      tion     Acquired is Computed
                     (Note 4)
The Shores

Redwood City, CA           -   $7,033     $20,499     $2,198     -   $7,033   $22,697   $29,730 $6,325    82, 87    09/89     35

Data General
 Building
Manhattan Beach, CA        -    5,372      16,994      2,886     -    5,372    19,880    25,252  5,806      82      12/89     35

Mira Loma
 Shopping Center                                                                                           11/88 &
Reno, Nevada               -    2,233       7,006        894     -    2,233     7,900    10,133  2,182    85, 88    09/92     35

Northport Buildings
Fremont, CA                -    2,874       8,708        662     -    2,874     9,370    12,244  2,396      85      01/91     35

Glen Cove
 Shopping Center
Vallejo, CA           $1,848    2,500       4,200        127     -    2,500     4,327     6,827    488      89      01/94     35

Fairway Center
Brea, CA               2,453    7,430      14,273        839     -    7,430    15,112   22,542   2,798      87      01/92     35

Lam Research
 Buildings
Fremont, CA           16,007    7,337      19,591          -     -    7,337    19,591   26,928     653      96      10/96     35

Tanon Building
Fremont, CA            5,134    1,855       6,680        161     -    1,855     6,841    8,696     145      83      4/97      35

Hathaway
 Business Park
Fremont, CA            3,580    2,153       5,015          -     -    2,153     5,015    7,168      24      85      11/97     35

                      29,022   38,787     102,966      7,767     -   38,787   110,733  149,520  20,817
PROPERTY
 HELD FOR SALE
Prospect Park Drive
Rancho Cordova, CA         -    4,078           -          -   197    4,275         -    4,275       -     N/A      6/97     N/A

Carmel Mountain
 Gateway Pl
San Diego, CA          2,265    3,507       5,053         32     -    3,507     5,085    8,592     472      94      11/94     35


  Property
 held-for-sale         2,265    7,585       5,053         32   197    7,782     5,085   12,867     472



Total real estate    $31,287  $46,372    $108,019     $7,799  $197  $46,569  $115,818 $162,387 $21,289


R E A L  E S T A T E  A N D  A C C U M U L A T E D  D E P R E C I A T I O N

NOTES:

(1)      The aggregate cost for federal income tax purposes is $155,651.

(2)      RECONCILIATION OF REAL ESTATE
                                                                                                 Restated
                                                              1997              1996                 1995
                                                   ---------------- ----------------- --------------------

         Balance at beginning of period                   $141,625          $114,070             $113,833
         Dispositions                                            -                 -                (153)
         Additions during period:
         Acquisitions                                       19,781            26,928                    -
         Improvements and carrying costs                       981               627                  390
                                                   ---------------- ----------------- --------------------
         Balance at end of period                         $162,387          $141,625             $114,070
                                                   ================ ================= ====================

(3)      RECONCILIATION OF ACCUMULATED DEPRECIATION
                                                                                                 Restated
                                                              1997              1996                 1995
                                                   ---------------- ----------------- --------------------
         Balance at beginning of period                    $17,583           $14,416              $11,383
         Dispositions                                            -                 -                 (53)
         Depreciation expense for the period                 3,706             3,167                3,086
                                                   ---------------- ----------------- --------------------
         Balance at end of period                          $21,289           $17,583              $14,416
                                                   ================ ================= ====================


(4) These assets are pledged as collateral under the Company's $25 million line of credit which had an outstanding balance of $11.2 million at December 31, 1997.

Item 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                   PART III


Item. 10 DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Directors of the Company are elected annually by the shareholders. The Officers of the Company are appointed by the Board of Directors, and serve under the supervision, and, at the pleasure of the Board of Directors. There is an audit committee consisting of the Independent Directors of the Company. The Audit Committee's responsibilities generally include review of the internal controls of the Company, accounting compliance and review of the Company's financial reporting. In performing these reviews, the Audit Committee met twice during the year ended December 31, 1997. The Directors and Officers of the Company are:

       NAME                     POSITION

David P. Goss               Chief Executive Officer, President and Director
Barry C. L. Fernald         Independent Director
Lloyd D. Hanford            Independent Director
Egon H. Kraus               Independent Director
Frank W. T. LaHaye          Independent Director
Larry D. Russel             Independent Director
E. Samuel Wheeler           Independent Director
Richard S. Barone           Secretary
Mark A. TenBoer             Vice President - Finance and Chief Financial Officer


Name, Age and Five-Year Business Experience                     Director Since

DAVID P. GOSS (50)                                                        1989

Mr. Goss is the Chief Executive Officer, President and Director of the Company. He is also Chief Executive Officer, President and Director of Property Resources, Inc., Property Resources Equity Trust (1987 to date), and the Advisor. Mr. Goss has a B.A. degree from the University of California, Berkeley, and a J.D. degree from the New York University School of Law. Mr. Goss was also the Chief Executive Officer, President and Director of Franklin Real Estate Income Fund (1988 to May, 1996) and Franklin Advantage Real Estate Income Fund (1990 to May, 1996).

BARRY C. L. FERNALD (51)                                                  1996

Mr. Fernald is an Independent Director of the Company. He was co-founder of, and until 1994 a Senior Vice President of Devcon Construction, Inc. During his association with Devcon, Devcon developed and constructed more than 10 million square feet of industrial and commercial buildings in the Silicon Valley and throughout Northern California. Since retiring from the day-to-day operations of Devcon in 1994, Mr. Fernald continues to manage his real estate holdings, as well as consult and participate in new real estate ventures. Mr. Fernald holds a Bachelor of Architecture degree from the University of California at Berkeley and is a licensed architect in the State of California. He is a founder of the Children's Discovery Museum of San Jose and of the Silicon Valley Bank. Mr. Fernald also serves on the board of directors of the San Jose Jet Center and the I Think I Can Foundation, is a member of the American Institute of Architects and is a former director of the Santa Clara Valley Chapter of The American Institute of Architects.

LLOYD D. HANFORD, JR. (70)                                                1989

Mr. Hanford is an Independent Director of the Company. In 1988 he was co-founder of, and until July 1992, principal of the Hanford/Healy Companies, a San Francisco real estate appraisal, asset management and consulting firm, practicing on a national basis. In September 1996 GMAC Commercial Mortgage acquired the assets of the Hanford/Healy Companies. Mr. Hanford is presently an independent real estate appraiser and consultant but maintains his offices at the Hanford/Healy Appraisal Company. Mr. Hanford graduated from the University of California, Berkeley and holds the professional designations MAI, CRE and CPM awarded respectively by the Appraisal Institute, the Counselors of Real Estate and the Institute of Real Estate Management (IREM). Mr. Hanford is a past national president of IREM and of the IREM Foundation and is the 1998 Chair of the Appraisal Foundation (Washington, DC). Mr. Hanford is also on the Advisory Board of the Eastern European Real Property Foundation. Mr. Hanford was also a Director of Franklin Advantage Real Estate Income Fund (1990 to May, 1996).

EGON H. KRAUS (68)                                                        1989

Mr. Kraus is an Independent Director of the Company. He was formerly Vice President and director of McNeil Investors Inc. (1991 - 1995). He is a Certified Public Accountant, primarily involved in real estate transactions. He has a B.S. and an M.B.A. from the University of California, Berkeley, where he was elected to Phi Beta Kappa. Mr. Kraus is a member of the American Institute of Certified Public Accountants, and a former member of the Financial Executives Institute and the Tax Executives Institute. He was also a Director of Franklin Real Estate Income Fund (1988 to May, 1996) and Franklin Advantage Real Estate Income Fund (1990 to May 1996).

FRANK W. T. LAHAYE (68)                                                   1996

Mr. LaHaye is an Independent Director of the Company. He is General Partner, Peregrine Associates and Miller & LaHaye, which are General Partners of Peregrine Ventures and Peregrine Ventures II (venture capital firms); Chairman of the Board and Director, Quarterdeck Corporation; Director, Fischer Imaging Corporation; Digital Transmission Systems, Inc.; and Director or trustee, as the case may be, of 28 of the investment companies in the Franklin Templeton Group of Funds. He was also a Director of Franklin Real Estate Income Fund (1995 to May, 1996). Mr. LaHaye received a B.S. degree in Metallurgical Engineering from Stanford University in 1954.

LARRY D. RUSSEL (51)                                                      1996

Mr. Russel is an Independent Director of the Company. Mr. Russel was a founding partner and former Chairman and President of Devcon Construction, Inc. until his retirement in 1989. During his association with Devcon, Devcon developed and constructed more than 10 million square feet of industrial and commercial buildings in the Silicon Valley and throughout Northern California. Mr. Russel served on the board of directors for Citation Insurance Company, a publicly held insurance company, from 1984 to 1996. He is chairman of the Board of Directors of the San Jose Jet Center and is also a general partner in a private real estate management company.

E. SAMUEL WHEELER (54)                                                    1989

Mr. Wheeler is an Independent Director of the Company. He is a Certified Public Accountant and owns and manages an accounting and tax practice (1990 to date). He is a current member of the National Association of Real Estate Investment Trusts (NAREIT) Adjunct Government Relations, Insurance Planning and Accounting Committees. He received his B.S. in Accounting and Finance from San Jose State University in 1966, and is a member of the American Institute of Certified Public Accountants and the California Society of Certified Public Accountants. Mr. Wheeler was also a Director of Franklin Advantage Real Estate Income Fund (1990 to May, 1996).

The executive officers of the Company other than those listed above are:

RICHARD S. BARONE (47)

Mr. Barone is Secretary of the Company (1989 to date). He is also secretary of the Advisor, Property Resources, Inc., Property Resources Equity Trust, and Franklin Real Estate Management, Inc. (1991 to date). He is also Senior Vice President - Legal of the Advisor, Property Resources, Inc. (1988 to date), and Franklin Real Estate management, Inc. (1991 to date); and Corporate Counsel of Franklin Resources, Inc. (1988 to date). Mr. Barone received a B.A. degree and a J.D. degree from the University of San Francisco. He is a member of the State Bar of California. Mr. Barone was also the Secretary of Franklin Real Estate Income Fund (1988 to May, 1996) and Franklin Advantage Real Estate Income Fund (1990 to May, 1996).

MARK A. TENBOER (41)

Mr. TenBoer is Vice President - Finance and Chief Financial Officer of the Company and has served as Vice President - Asset Management for the Advisor, Property Resources, Inc., and Franklin Real Estate Management, Inc., since 1991. From 1983 to 1991 he was Director - Portfolio Management and Controller of the Advisor and Property Resources, Inc. He received a B.S. degree in Accounting from the University of Illinois. Mr. TenBoer was also the Vice President - Finance and Chief Financial Officer of Franklin Real Estate Income Fund (1993 to May, 1996) and Franklin Advantage Real Estate Income Fund (1993 to May, 1996).

Item 11. EXECUTIVE COMPENSATION

No direct compensation has been paid by the Company to its Directors and officers, or Directors and Officers of the Advisor in 1997, except that the Independent Directors of the Company received fees of $6,000 per year plus $500 per each regular meeting attended and $400 per each telephonic meeting of the Board attended. For the fiscal year ended December 31, 1997, fees to all Directors for attendance at Board meetings totaled approximately $58,000. The Company has no annuity, pension or retirement plans or any existing plans or arrangement under which payments have or will in the future be made to any Director or officer. The Company has paid certain fees and will reimburse certain expenses of the Advisor as described under "Item 13. Certain Relationships and Related Transactions."

Performance Graph

The following graph compares the yearly percentage change in the Company's cumulative total stockholder return with two indices, the Equity REIT Index prepared by the National Association of Real Estate Investment Trusts ("NAREIT"), and the S&P 500 Index. The period covered by the graph commences on January 14, 1994, which is the date when the Company's Series A Common Stock commenced trading on the American Stock Exchange. Prior to that date, there was no established trading market for the shares. The graph assumes $100 was invested in January 14, 1994, in the Series A Common Stock and the indices, and that all dividends were reinvested throughout the period.


                       Performance Measurement Comparison
                                  Total Return
                          Franklin Select Realty Trust
                       Performance Measurement Comparison


EDGAR REPRESENTATION OF DATA POINTS USED IN THE PRINTED GRAPHIC

                         SELECT      REIT EQUITY INDEX         S&P 500 INDEX

        1/94             100.00           100.00                  100.00
        1994              78.03           102.07                  101.31
        1995              91.96           117.65                  139.23
        1996             136.33           160.86                  171.19
        1997             174.26           193.46                  228.32


Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the beneficial ownership of the Company's Common Stock by the Directors and by all Directors and officers as a group, as of December 31, 1997. At such date, all Directors and officers as a group owned less than 1% of the outstanding Common Stock of the Company.

                                                                   Amount and
                                                                Nature of Shares
NAME                                 TITLE OF CLASS               BENEFICIALLY
                                                                      OWNED

David  P.  Goss,  Chief  Executive   Common Stock, Series A           7,191
Officer, President and Director

Barry C. L.  Fernald,  Independent   Common Stock, Series A           4,500
Director
                                     Limited    Partnership
                                     Units of FSRT, L.P.*           406,250

Lloyd D. Hanford, Jr.,               Common Stock, Series A           1,000
Independent Director

Egon H. Kraus, Independent           Common Stock, Series A          12,430
Director

Frank  W.T.  LaHaye,   Independent   Common Stock Series A            1,000
Director

Larry   D.   Russel,   Independent   Limited    Partnership
Director                             Units of FSRT, L.P.*           406,250

E. Samuel Wheeler, Independent       Common Stock, Series A           2,000
                                                                -----------
Director

Directors and officers as a group    Common Stock Series A           31,321

Directors and officers as a group    Limited    Partnership
                                     Units of FSRT, L.P.*           812,500

*The limited partnership units of FSRT, L.P. are convertible into shares of the Company's Series A common stock on a one-for-one basis. The limited partnership units are non-voting interests.

To the Company's knowledge, as of December 31, 1997, no person beneficially owned more than 5% of the outstanding Common Stock except as set forth below:

                                            AMOUNT AND NATURE
                                            OF SHARES
NAME AND ADDRESS            TITLE   OF      BENEFICIALLY          % OF  CLASS1
                            CLASS           OWNED
Franklin Resources, Inc.    Common Stock,   1,685,400                 13.0%
777 Mariners Island Series A
Boulevard
San Mateo, CA  94404

Franklin Properties, Inc.   Common            745,5841                5.7%
1800 Gateway Drive          Stock,
San Mateo, CA 94404         Series B


1 The Company has one class of Common Stock in two series, designated Series A and Series B. The Series A shares and Series B shares vote together as one class with each share being entitled to one vote.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company is managed by the Advisor under the terms of an Advisory Agreement, which is renewable annually and is subject to the overall approval of the Board of Directors, a majority of whom are independent of the Advisor. The Company pays the Advisor, as an asset management fee, an annualized fee of .5% of the book value of its real estate assets before depreciation. This fee is reduced to
 .4% of the book value before depreciation of real estate assets exceeding $200 million. The fee is calculated and paid at the end of each fiscal quarter of the Company, based on the real estate assets at the end of such quarter. The properties formerly owned by FREIF and Advantage became subject to the Company's advisory fee structure upon the Merger of FREIF and Advantage into and with the Company in May 1996. The Advisory fee paid to the Advisor during the year ended December 31, 1997, is stated in the table below.

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

Seven of the Company's properties are managed by Continental Property Management Co. ("CPMC"), an affiliate of the Advisor, and the remaining property is managed by an unaffiliated company, Cupertino Capital. The Company pays a property management fee, leasing commission and construction supervision fee to CPMC based on actual services performed. The fees paid to CPMC do not include any fees or expenses paid to on-site property managers or leasing commissions paid to third parties, both of which are borne by the Company. The fees paid to CPMC for the year ended December 31, 1997, are listed in the table below.

During the year ended December 31, 1997, the Company paid or accrued the following amounts for the reimbursements and services noted above:

Advisory fee, charged to related party expense                     $766,000

Reimbursement for data processing, accounting and certain
  other expenses charged to related party expense                   $61,000

Property management fee, charged to related party expense          $627,000

Leasing commission,  capitalized and amortized over the term of    $196,000
the related lease

Construction supervision fee, capitalized and amortized over
  the  life  of  the  related  investment  or the  term  of the     $31,000
related lease

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


                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. The financial statements of the Company included in Item 8 of this report are listed on the index on page 20.

    2. The supplemental financial statement schedule of the Company included in Item 8 of this report is listed on the index on page 20.

    3.   Exhibits:


 Exhibit
  NO.          LIST OF EXHIBITS                                                              FOOTNOTE
  ---------    ----------------                                                              --------
   3.1     Articles of Incorporation                                                          (1)
   3.2     First Amendment to Articles of Incorporation                                       (2)
   3.2a    Second Amended and Restated Bylaws of Franklin Select Realty Trust                 (2)
  10.1     Amended and Restated Advisory Agreement
  10.2     Property Management Agreement                                                      (3)
  10.3     Agreement of Limited Partnership of FSRT, L.P. between the Company and             (4)
           Northport Associates No. 18, a California limited liability company, dated as
           October 30, 1996.
  10.4     Contribution Agreement, dated as of October 30, 1996, between FSRT, L.P.,          (4)
           the Company, Northport Associates No. 18, a California limited liability company, and the members of Northport Associates No. 18.
  10.5     Exchange Rights Agreement, dated as of October 30, 1996, among the Company,        (4)
           FSRT L.P., and Northport Associates No. 18, a California limited liability company.
  10.6     Registration Rights Agreement, dated as of October 30, 1996, among the             (4)
           Company and Northport Associates No. 18, a California limited liability company.
  10.7     Secured line of credit loan agreement, dated December 10, 1996, by and between the Company and Bank of America.
  21.1*    Subsidiaries of the Company.
  23.1*    Consent of independent accountants
  27.1*    Financial data scheduled

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

(b)      Reports filed on Form 8-K.

         During the quarter ended December 31, 1997, the Company filed a report dated April 1, 1997, (date of earliest event reported) on Form 8-K, with respect to the acquisition of the Tanon Building, the Rancho Cordova Land, and the Hathaway Building.


                                   SIGNATURE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               FRANKLIN SELECT REALTY TRUST
                               (Company)


Date:          MARCH 25,1998                          By:    S/DAVID P. GOSS
                                                      David P. Goss
                                                      Chief Executive Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company, and in the capacities and on the dates indicated.



SIGNATURE                   TITLE                      DATE


s/David P. Goss             Chief Executive Officer    March 25,1998
David P. Goss               and Director

s/Barry C. L. Fernald       Director1                  March 25,1998
Barry C. L. Fernald

s/Lloyd D. Hanford, Jr.     Director1                  March 25,1998
Lloyd D. Hanford, Jr.

s/Egon H. Kraus             Director1                  March 25,1998
Egon H. Kraus

s/Frank W. T. LaHaye        Director1                  March 25,1998
Frank W. T. LaHaye

s/Larry D. Russel           Director1                  March 25,1998
Larry D. Russel

s/E. Samuel Wheeler         Director1                  March 25,1998
E. Samuel Wheeler



1 Independent Director



                                  Exhibit 21.1

                  Subsidiaries of Franklin Select Realty Trust


SUBSIDIARY NAME    STATE OF ORGANIZATION  NAME UNDER WHICH SUBSIDIARY IS DOING
                                          BUSINESS

FSRT L.P.          Delaware               FSRT L.P.


                                  Exhibit 23.1

                       Consent of independent accountants

We consent to the incorporation by reference in the registration statement of Franklin Select Realty Trust (the "Company") on Form S-3 (File No 333-38463) of our report dated January 26, 1998, on our audits of the consolidated financial statements and financial statement schedule of the Company as of December 31, 1997 and 1996 and for each of the three years in the period ended December 31, 1997, which is included in this Annual Report on Form 10-K.

                                                      COOPERS & LYBRAND L.L.P.

San Francisco, California
March 26, 1998