Form 10-Q
period 1998-03-31
FRANKLIN SELECT REALTY TRUST
filed 1998-05-15
CIK 845613

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

(Mark One)

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                         MARCH 31, 1998
                              --------------------------------------------------
OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         TO
                              --------------------------------------------------

Commission file number                             1-12708
                       ---------------------------------------------------------

                          FRANKLIN SELECT REALTY TRUST
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

CALIFORNIA                                        94-3095938
--------------------------------------------------------------------------------
(State or other jurisdiction            (I.R.S. Employer Identification No.)
of incorporation or organization)


            P. O. BOX 7777, SAN MATEO, CALIFORNIA      94403-7777
--------------------------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)


Registrant's telephone number, including area code     (650) 312-2000
                                                   -------------------------


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

Common Stock Shares Outstanding as of March 31, 1998, Series A:   12,250,373
Common Stock Shares Outstanding as of March 31, 1998, Series B:      745,584



                        PART I - FINANCIAL INFORMATION

                         ITEM 1. FINANCIAL STATEMENTS

                         FRANKLIN SELECT REALTY TRUST

                         CONSOLIDATED BALANCE SHEETS
                  AS OF MARCH 31, 1998 AND DECEMBER 31, 1997
                                  Unaudited
(In thousands, except per share amounts)                      1998     1997
----------------------------------------------------------------------------
ASSETS

Real Estate
  Rental property:
    Land                                                   $38,787  $38,787
    Buildings and improvements                             110,818  110,733
                                                         -------------------
                                                           149,605  149,520
    Less: accumulated depreciation                          21,683   20,817
                                                         -------------------
                                                           127,922  128,703
  Rental property held for sale, net of accumulated          8,083   12,395
depreciation
                                                         -------------------
          Real estate, net                                 136,005  141,098
  Cash and cash equivalents                                  4,117    3,821
  Mortgage-backed securities, available for sale               479      501
  Deferred rent receivable                                   1,876    1,863
  Deferred costs and other assets                            2,985    2,814
                                                         ===================
          Total assets                                    $145,462 $150,097
                                                         ===================

----------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Notes and bonds payable                                   $38,276   $42,487
Tenant deposits, accounts payable and accrued expenses      1,329     1,391
Distributions payable                                       1,573     1.645
                                                        --------------------
          Total liabilities                                41,178    45,523
                                                        --------------------

Minority interest                                           9,240     9,258
                                                        --------------------
Commitments and contingencies                                   -         -

Stockholders' equity:
  Common stock, Series A, without par value; stated
  value $10 per share; 110,000 shares authorized;
  12,250 issued and outstanding                            103,161   103,161

  Common stock, Series B, without par value; stated
  value $10 per share; 2,500 shares authorized;
  746 issued and outstanding                                6,294     6,294

  Accumulated other comprehensive income                     (30)      (28)

  Accumulated distributions in excess of net income      (14,381)  (14,111)
                                                        --------------------
          Total stockholders' equity                       95,044    95,316
                                                        ====================
          Total liabilities and stockholders' equity     $145,462  $150,097
                                                        ====================

 The accompanying notes are an integral part of these consolidated financial statements.


                         FRANKLIN SELECT REALTY TRUST

        CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
              FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                 (Unaudited)




(In thousands, except per share amounts)            1998        1997
---------------------------------------------------------------------

REVENUE:
  Rent                                            $4,533      $4,096
  Interest, dividends, and other                      60          36
                                           --------------------------
    Total revenue                                  4,593       4,132
                                           --------------------------

EXPENSES:
  Property operating                                 909         829
  Interest                                           853         592
  Related party                                      376         337
  General and administrative                         271         162
  Depreciation and amortization                      993         972
                                           --------------------------
    Total expenses                                 3,402       2,892
                                           --------------------------

  Operating income before gain on sale
  of property and minority interest                1,191       1,240

  Gain on sale of property                           170           -
                                           --------------------------
  Operating income before minority                 1,361       1,240
interest

  Minority interest                                  161         161
                                           --------------------------

NET INCOME                                        $1,200      $1,079
                                           ==========================

Unrealized loss on mortgage-backed                   (2)         (2)
securities
                                           ==========================
Total comprehensive income                        $1,198      $1,077
                                           ==========================

Net income per share, based on the
weighted average
shares outstanding of Series A common
stock of 12,250
for the three-month periods ended March            $ .10       $ .09
31, 1998 and 1997
                                           ==========================

Distributions per share, based on the
weighted average
shares outstanding of Series A common
stock of 12,250
 for the three-month periods ended March           $ .12       $ .11
31, 1998  and 1997
                                           ==========================


 The accompanying notes are an integral part of these consolidated financial statements.


                         FRANKLIN SELECT REALTY TRUST

                     CONSOLIDATED STATEMENT OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                  Unaudited

(In thousands)                                           1998     1997
-----------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

NET INCOME                                             $1,200   $1,079
                                                      -----------------
Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization                        1,039    1,013
   Gain on sale of property                             (170)        -
   Minority interest                                      161      161
   (Increase) decrease in deferred rent receivable       (13)       11
   Increase in other assets                             (252)    (268)
   (Decrease) increase in accounts payable, accrued
expenses and other liabilities                           (80)       26
                                                      -----------------
                                                          685      943
                                                      -----------------
NET CASH PROVIDED BY OPERATING ACTIVITIES               1,885    2,022
                                                      -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of real estate                    4,471        -
   Improvements to real estate                          (112)     (60)
   Leasing commissions paid                              (54)     (81)
   Disposition of mortgage-backed securities               20       11
                                                      -----------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES     4,325    (130)
                                                      -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings under notes and bonds payable                 -    2,478
   Repayment of notes and bonds payable               (4,211)  (2,402)
   Payment of loan costs                                    -      (3)
   Distributions paid to limited partners               (161)    (119)
   Distributions paid to stockholders                 (1,542)  (1,248)
                                                      -----------------
NET CASH USED IN FINANCING ACTIVITIES                 (5,914)  (1,294)
                                                      -----------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                 296      598
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD          3,821    2,558
                                                      -----------------
CASH AND CASH EQUIVALENTS, END OF PERIOD               $4,117   $3,156
                                                      =================

 The accompanying notes are an integral part of these consolidated financial statements.


                         FRANKLIN SELECT REALTY TRUST

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1998
                                  Unaudited

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Franklin Select Realty Trust (the "Company") included herein have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all appropriate adjustments necessary to a fair presentation of the results of operations have been made for the periods shown. All adjustments are of a normal recurring nature. Certain prior year amounts have been reclassified to conform to current year presentations. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1997.

NOTE 2 - NET INCOME PER SHARE

The Company has adopted Statement of Financial Accounting Standard No. 128, "Earnings per share" ("FAS 128"). FAS 128 requires that the Company retroactively restate prior period earnings per share ("EPS") data. The impact on the previously reported EPS is not material.

In October 1997, 1,625,000 limited partnership units (the "FSRT Units") became eligible for exchange into a like number of Series A common shares in the Company in accordance with the partnership agreement of FSRT. None of the partnership units have been exchanged for common stock. The convertible partnership units are deemed anti-dilutive according to the terms of FAS 128 and consequently there is no difference between basic and diluted earnings per share.

NOTE 3 - SALE OF REAL ESTATE

On January 21, 1998, the Company sold a 12.5-acre parcel of undeveloped land that was acquired in June 1997. Net proceeds of $4,471,000 were received and of that amount approximately $4,100,000 was applied to the outstanding balance of the Company's line of credit and the remainder was retained by the Company.

NOTE 4 - LITIGATION

The Company is currently defending the former directors of Franklin Advantage Real Estate Income Fund ("Advantage") against a purported class action 0complaint filed in the California Superior Court for San Mateo on December 2, 1996 by two stockholders for themselves and purportedly on behalf of certain other minority stockholders of Advantage. Other defendants to the complaint currently include Franklin Resources, Inc. and the Company's advisor, Franklin Properties, Inc. The complaint alleges that defendants breached fiduciary duties to plaintiffs and other minority stockholders in connection with the purchase by Franklin Resources, Inc. in August 1994 of a 46.6% interest in Advantage and in connection with the Merger of Advantage into the Company in May 1996, which was approved by a majority of the outstanding shares of each of the three companies. Plaintiffs also allege that defendants misstated certain material facts or omitted to state material facts in connection with these transactions.


                         FRANKLIN SELECT REALTY TRUST

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1997
                                  Unaudited

The complaint includes a variety of additional claims, including claims relating to the investment of Advantage assets, the suspension of the dividend reinvestment program, the allocation of merger-related expenses, revisions to the investment policies of Advantage, and the restructuring of the contractual relationship with the Advisor. Plaintiffs seek damages in an unspecified amount and certain equitable relief. The defendants deny any wrongdoing in these matters and intend to vigorously defend the action. As a result of the pleadings filed by the various defendants, the plaintiffs have filed an amended complaint to address the court's response to such filings. Defendants are challenging the legal sufficiency of certain aspects of the complaint. Document production by the defendants is currently in progress.

On June 3, 1997, Herbert S. Hodge, Jr., on behalf of himself and certain other shareholders of Franklin Real Estate Income Fund ("FREIF"), filed an alleged class action complaint in the California Superior Court for San Mateo County against the Company, certain of its directors, the Company's advisor, Franklin Properties, Inc., Franklin Resources, Inc., and Bear Stearns Co., Inc. The complaint alleges that defendants breached fiduciary duties to plaintiff and certain other shareholders in connection with the merger of FREIF into Franklin Select Realty Trust in May 1996. Plaintiff also alleges that defendants misstated certain material facts or omitted to state material facts in connection with this transaction. Plaintiff seeks damages in an unspecified amount. The defendants deny any wrongdoing in these matters and intend to vigorously defend the action. Plaintiff has filed an amended complaint, to which defendants will respond in May 1998. Document production by the defendants is currently in progress.

Management does not believe that the outcome of these matters will have a material adverse effect on the Company's financial condition, results of operations or cash flows.

NOTE 5 - STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS

The Company has adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("FAS 130"). FAS 130 establishes the disclosure requirements for reporting comprehensive income in an entity's annual and interim financial statements and became effective for the Company in the current fiscal year. Comprehensive income includes unrealized gains and losses on securities previously reported by the Company as a component of stockholders' equity. The Company is now required to show comprehensive income in a financial statement and display the accumulated balance of other comprehensive income separately in the equity section of the consolidated balance sheet.

                         FRANKLIN SELECT REALTY TRUST

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following discussion is based primarily on the consolidated financial statements of the Company for the period ended March 31, 1998. The information should be read in conjunction with the accompanying consolidated financial statements and the notes thereto.

When used in the following discussion, the words "believes," "anticipates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected, including, but not limited to, those set forth in the section entitled "Potential
Factors Affecting Future Operating Results," below. Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE-MONTH PERIODS ENDED MARCH 31, 1998 AND 1997

Total revenue for the three-month period ended March 31, 1998 increased $461,000, or 11% compared to the same period in 1997, primarily due to rental revenue provided by the Tanon Building and the Hathaway Building which were acquired in April 1997 and November 1997, respectively. The rental revenue from buildings owned during both periods decreased slightly (1%) as a result of lower rent from a lease renewed in November 1997 and from a temporary decline in occupancy at the Data General building.

Total expenses for the three-month period ended March 31, 1998, increased $510,000, or 18%, when compared to the same period in 1997. The increase for the period reported was primarily as a result of increases in interest, general and administrative and property operating expenses related to property acquisitions.

General and administrative expenses for the three-month period ended March 31, 1998, increased $109,000, or 67% compared to the same period in 1997 primarily as a result of legal expenses incurred with respect to the actions that are described in Note 4 to the accompanying financial statements.

The increase in net income for the three-month period under review was primarily due to changes in revenues and expenses described above and also the gain recorded on the sale of a parcel of undeveloped land in January 1998.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1998, cash and cash equivalents aggregated $4,117,000. The Company believes this amount is adequate to meet its short-term operating cash requirements. The Company also holds $479,000 in mortgage-backed securities and has access to a revolving line of credit in the amount of $25 million, of which $17.9 remains available as at March 31, 1998. At March 31, 1998, the outstanding balance under the Company's credit facility was $7.1 million. Borrowings under the line of credit bear interest at the London Interbank Offered Rate plus 1.90%, or at Bank of America's Reference rate at the Company's option. At March 31, 1998, the weighted average interest rate of borrowings under the line of credit was 7.8%.


                         FRANKLIN SELECT REALTY TRUST


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      (Continued)

LIQUIDITY AND CAPITAL RESOURCES (Continued)

Management continues to evaluate properties for acquisition by the Company. The Company expects to fund the cost of acquisitions, capital expenditures, costs associated with lease renewals and reletting of space, repayment of indebtedness, and development of properties from (i) cash flow from operations, (ii) borrowings under its credit facility and, if available, other indebtedness (which may include indebtedness assumed in acquisitions), and (iii) the issuance of partnership interests in connection with acquisitions. The Company's operating cash flow has been its principal source of capital for minor property improvements, leasing costs and the payment of quarterly distributions.

Net cash provided by operating activities for the three-month period ended March 31, 1998 was $1,885,000. The decrease in cash flow provided by operating activities is attributable to the changes in revenues and expenses as explained previously, and also to a decline in the level of accounts payable compared to 1997.

The changes in net cash provided by investing and financing activities principally resulted from the sale of a parcel of undeveloped land in January 1998.

Management  does not believe that the outcome of the  litigation  described in
Note 4 to the accompanying financial statements will have a material adverse affect on the Company's financial condition, results of operations, or cash flows.

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

During the three month period ended March 31, 1993, the Company declared distributions related to the Series A common stock totaling $1,470,000.


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


                                          For the Three Months Ended
                                                  March 31,
(In thousands)                                   1998       1997
-----------------------------------------------------------------

Net income                                     $1,200     $1,079
Add: Depreciation and amortization                993        972
Less: Gain on sale of property                  (170)          -
-----------------------------------------------------------------

Funds from Operations                          $2,023     $2,051
=================================================================

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

LEASING TURNOVER - DATA GENERAL BUILDING
Over the next twelve months, the Company's greatest leasing exposure consists of one lease at the Data General Building covering approximately 48,000 square feet, which expires in January 1999. The lease carries a triple net rental rate that is equivalent to approximately $28.00 per square foot on a full service basis. Compared to the estimated current market rate of approximately $20.10 per square foot, this lease provides over-market rent of approximately $380,000 annually, or 2% of the Company's current annual revenue based on annualizing the total revenue for the quarter ended March 31, 1998. It is not possible to predict the market rental rate in 1999; however, the Company expects that when this lease expires, the rental income related to this space will be less than $28.00 per square foot regardless of whether the lease is renewed or new leases are signed. The Company will also incur costs for tenant improvements and leasing commissions related to the renewal or re-leasing of the space, however, the amounts are unknown at this time.

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

(b)   Reports on Form 8-K - None


      .



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


                                    Date:      MAY 14, 1998