Form 10-Q
period 1998-06-30
FRANKLIN SELECT REALTY TRUST
filed 1998-08-10
CIK 845613

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


(Mark One)

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  JUNE 30, 1998
                               -----------------------------------------------

OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ TO ___________________

Commission file number  1-12708
                       -------------------------------------------------------

                          FRANKLIN SELECT REALTY TRUST
------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

        CALIFORNIA                                  94-3095938
------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


  P. O. BOX 7777, SAN MATEO, CALIFORNIA                    94403-7777
------------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)


Registrant's telephone number, including area code  (650) 312-2000
                                                    --------------------------

                                      N/A
------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X    No

Common Stock Shares Outstanding as of June 30, 1998, Series A:      12,250,373
Common Stock Shares Outstanding as of June 30, 1998, Series B:         745,584



                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                          FRANKLIN SELECT REALTY TRUST

                           CONSOLIDATED BALANCE SHEETS
                    AS OF JUNE 30, 1998 AND DECEMBER 31, 1997
                                    Unaudited


(In thousands, except per share amounts)                      1998      1997
-------------------------------------------------------------------------------
ASSETS

Real Estate
  Rental property:
    Land                                                     $38,787   $38,787
    Buildings and improvements                               111,841   110,733
                                                           --------------------
                                                             150,628   149,520
    Less: accumulated depreciation                            22,568    20,817
                                                           --------------------
                                                             128,060   128,703
  Rental property held for sale, net of accumulated            8,045    12,395
  depreciation                                             --------------------
          Real estate, net                                   136,105   141,098

Cash and cash equivalents                                      2,193     3,821
Mortgage-backed securities, available for sale                   451       501
Deferred rent receivable                                       1,895     1,863
Deferred costs and other assets                                2,493     2,814
                                                           ====================
          Total assets                                      $143,137  $150,097
                                                           ====================

-------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Notes and bonds payable                                     $36,338    $42,487
Tenant deposits, accounts payable and accrued expenses        1,258      1,391
Distributions payable                                         1,595      1.645
                                                          ---------------------
          Total liabilities                                  39,191     45,523
                                                          ---------------------

Minority interest                                             9,220      9,258
                                                          ---------------------
Commitments and contingencies                                     -          -

Stockholders' equity:
  Common stock, Series A, without par value; stated
   value $10 per
  share; 50,000 shares authorized; 12,250
   issued and outstanding                                   103,161    103,161

  Common stock, Series B, without par value; stated
   value $10 per
  share; 1,000 shares authorized; 746 issued and
   outstanding                                                6,294      6,294

  Accumulated other comprehensive income                        (30)       (28)

  Accumulated distributions in excess of net income         (14,699)   (14,111)
                                                          ---------------------
          Total stockholders' equity                         94,726     95,316
                                                          =====================
          Total liabilities and stockholders' equity       $143,137   $150,097
                                                          =====================

  The accompanying notes are an integral part of these consolidated financial statements.



                          FRANKLIN SELECT REALTY TRUST

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (Unaudited)


                                                     THREE MONTHS ENDED        SIX MONTHS ENDED
                                                  JUNE 30,     June 30,    JUNE 30,    June 30,
(In thousands, except per share amounts)              1998         1997        1998        1997
---------------------------------------------- ------------ ------------ ----------- -----------
REVENUE:
  Rent                                              $4,788       $4,450      $9,321      $8,546
  Interest, dividends and other                         44           52         104          88
                                               ------------ ------------ ----------- -----------
    Total revenue                                    4,832        4,502       9,425       8,634
                                               ------------ ------------ ----------- -----------

EXPENSES:
  Property operating                                 1,016        1,019       1,925       1,848
  Interest                                             824          733       1,677       1,325
  Related party                                        388          372         764         709
  General and administrative                           254          140         525         302
  Depreciation and amortization                      1,021          982       2,014       1,954
                                               ------------ ------------ ----------- -----------
    Total expenses                                   3,503        3,246       6,905       6,138
                                               ------------ ------------ ----------- -----------

  Operating income before gain on sale
    of property and minority interest                1,329        1,256       2,520       2,496

  Gain on sale of property                               -            -         170           -
                                               ------------ ------------ ----------- -----------
  Operating income before minority interest          1,329        1,256       2,690       2,496

  Minority interest                                    177          161         338         322
                                               ============ ============ =========== ===========
NET INCOME                                          $1,152       $1,095      $2,352      $2,174
                                               ============ ============ =========== ===========

Unrealized  gain  (loss)  on  mortgage-backed
securities                                               -           10          (2)          8
                                               ============ ============ =========== ===========

Total comprehensive income                          $1,152       $1,105      $2,350      $2,182
                                               ============ ============ =========== ===========
Net income per share, based on the weighted
 average shares outstanding of Series A common
 stock of 12,250  for the three- and six-month
 periods ended June 30, 1998, and 1997,
 respectively                                        $ .09        $ .09       $ .19       $ .18
                                               ============ ============ =========== ===========

Distributions per share, based on the weighted
 average shares outstanding of Series A common
 stock of 12,250 for the three- and six-month
 periods ended June 30, 1998 and 1997,
 respectively                                         $.12        $ .11       $ .24       $ .22
                                               ============ ============ =========== ===========



   The accompanying notes are an integral part of these consolidated financial statements.



                          FRANKLIN SELECT REALTY TRUST

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                    Unaudited


(In thousands)                                                       1998       1997
----------------------------------------------------------------- -------- ----------

CASH FLOWS FROM OPERATING ACTIVITIES:

NET INCOME                                                         $2,352     $2,174
                                                                  -------- ----------
Adjustments to reconcile net income to net cash
  Provided by operating activities:
   Depreciation and amortization                                    2,108      2,036
   Gain on sale of property                                          (170)         -
   Minority interest                                                  338        322
   (Increase) decrease in deferred rent receivable                    (32)        17
   Decrease (increase) in other assets                                218       (143)
   (Decrease) increase in accounts payable, accrued expenses
      and other liabilities                                          (171)        45
                                                                  -------- ----------
                                                                    2,291      2,277
                                                                  -------- ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                           4,643      4,451
                                                                  -------- ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of real estate                                4,471          -
   Acquisition of rental property                                       -    (12,613)
   Improvements to real estate                                     (1,135)      (121)
   Leasing commissions paid                                          (178)      (190)
   Disposition of mortgage-backed securities                           48         29
                                                                  -------- ----------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                 3,206    (12,895)
                                                                  -------- ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings under notes and bonds payable                             -     15,178
   Repayment of notes and bonds payable                            (6,149)    (2,470)
   Payment of loan costs                                                -         (3)
   Distributions paid to limited partners                            (338)      (298)
   Distributions paid to stockholders                              (2,990)    (2,657)
                                                                  -------- ----------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                (9,477)     9,750
                                                                  -------- ----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS               (1,628)     1,306
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                      3,821      2,558
                                                                  -------- ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                           $2,193     $3,864
                                                                  ======== ==========


   The accompanying notes are an integral part of these consolidated financial statements.


                          FRANKLIN SELECT REALTY TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998
                                    Unaudited

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Franklin Select Realty Trust (the "Company") included herein have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all appropriate adjustments necessary to a fair presentation of the results of operations have been made for the periods shown. All adjustments are of a normal recurring nature. Certain prior year amounts have been reclassified to conform to current year presentations. These financial statements should be read in conjunction with the Company's audited financial statements as of, and for the year ended, December 31, 1997.

NOTE 2 - NET INCOME PER SHARE

In October 1997, 1,625,000 limited partnership units (the "FSRT Units") became eligible for exchange into a like number of Series A common shares in the Company in accordance with the partnership agreement of FSRT. None of the partnership units have been exchanged for common stock. The convertible partnership units are deemed anti-dilutive and consequently there is no difference between basic and diluted net income per share.

NOTE 3 - SALE OF REAL ESTATE

On January 21, 1998, the Company sold a 12.5-acre parcel of undeveloped land that was acquired in June 1997. Net proceeds of $4,471,000 were received and of that amount approximately $4,100,000 was applied to the outstanding balance of the Company's Notes and bonds payable and the remainder was retained by the Company.

NOTE 4 - LITIGATION

The Company is currently defending the former directors of Franklin Advantage Real Estate Income Fund ("Advantage") against a purported class action complaint filed in the California Superior Court for San Mateo County on December 2, 1996 by two stockholders for themselves and purportedly on behalf of certain other minority stockholders of Advantage. Other defendants to the complaint currently include Franklin Resources, Inc. and the Company's advisor, Franklin Properties, Inc. The complaint alleges that defendants breached fiduciary duties to plaintiffs and other minority stockholders in connection with the purchase by Franklin Resources, Inc. in August 1994 of a 46.6% interest in Advantage and in connection with the Merger of Advantage into the Company in May 1996, which was approved by a majority of the outstanding shares of each of the three companies. Plaintiffs also allege that defendants misstated certain material facts or omitted to state material facts in connection with these transactions.

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

                          FRANKLIN SELECT REALTY TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998
                                    Unaudited

NOTE 4 - LITIGATION (CONTINUED)

On June 3, 1997, Herbert S. Hodge, Jr., on behalf of himself and certain other shareholders of Franklin Real Estate Income Fund ("FREIF"), filed an alleged class action complaint in the California Superior Court for San Mateo County against the Company, certain of its directors, the Company's advisor, Franklin Properties, Inc., Franklin Resources, Inc., and Bear Stearns Co., Inc. The complaint alleges that defendants breached fiduciary duties to plaintiff and certain other shareholders in connection with the merger of FREIF into Franklin Select Realty Trust in May 1996. Plaintiff also alleges that defendants misstated certain material facts or omitted to state material facts in connection with this transaction. Plaintiff seeks damages in an unspecified amount. The defendants deny any wrongdoing in these matters and intend to vigorously defend the action. Plaintiff has filed an amended complaint. Defendants are challenging the legal sufficiency of certain aspects of the complaint. Document production by the defendants is currently in progress.

Management does not believe that the outcome of these matters will have a material adverse effect on the Company's financial condition, results of operations or cash flows.


NOTE 5 - STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS

During fiscal 1998, the Company has adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("FAS 130"). FAS 130 establishes the disclosure requirements for reporting comprehensive income in an entity's annual and interim financial statements and became effective for the Company in the current fiscal year. Comprehensive income includes unrealized gains and losses on securities previously reported by the Company as a component of stockholders' equity. The Company is now required to show comprehensive income in a financial statement and display the accumulated balance of other comprehensive income separately in the equity section of the consolidated balance sheet.

NOTE 6 - SUBSEQUENT EVENT

On July 1, 1998, the Company sold Carmel Mountain Gateway Plaza, a rental property classified as held for sale in the balance sheet as of June 30, 1998. Sales proceeds of $8,900,000 were received and of that amount approximately $8,600,000 was applied to the outstanding balance of the Company's Notes and bonds payable and the remainder was retained by the Company. Gain from sale of the property amounted to approximately $382,000.



                          FRANKLIN SELECT REALTY TRUST

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

When used in the following discussion, the words "believes," "anticipates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected, including, but not limited to, those set forth in the section entitled "Potential
Factors Affecting Future Operating Results," below. Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date hereof. The Company undertakes no obligation to publicly release any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE- AND SIX-MONTH PERIODS ENDED JUNE 30, 1998 AND 1997

Total revenue for the three- and six-month periods ended March 31, 1998 increased $330,000, or 7%, and $791,000, or 9%, respectively, when compared to the same periods in 1997. These increases were primarily due to rental revenue provided by the Hathaway and Tanon Buildings acquired in 1997.

Total expenses for the three- and six-month period ended March 31, 1998 increased $257,000, or 8%, and $767,000, or 12%, respectively, when compared to the same periods in 1997. The increase for both periods reported was a result of additional operating expenses primarily related to the acquisition of the Hathaway and Tanon Buildings.

General and administrative expenses for the three-month and six-month periods ended June 30, 1998, increased $114,000, or 81%, and $223,000, or 74%, respectively, when compared to the same periods in 1997. The increases were primarily the result of legal fees incurred with respect to the pending legal actions that are described in Note 3 to the accompanying financial statements and with respect to a comprehensive review of the alternatives available to the Company to maximize shareholder value.

The increase in net income for the three- and six-month periods under review was primarily due to changes in revenues and expenses described above and also the gain recorded on the sale of a parcel of undeveloped land in January 1998.


                          FRANKLIN SELECT REALTY TRUST


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         (Continued)

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1998, cash and cash equivalents aggregated $2,193,000. The Company believes this amount is adequate to meet its short-term operating cash requirements. The Company also holds $451,000 in mortgage-backed securities and has access to a revolving line of credit in the amount of $25 million, of which $17.9 remains available as of June 30, 1998. At June 30, 1998, the outstanding balance under the Company's line of credit was $7.1 million. Borrowings under the line of credit bear interest at the London Interbank Offered Rate (LIBOR) plus 1.90%, or at Bank of America's Reference Rate at the Company's option. At June 30, 1998, the weighted average interest rate of borrowings under the line of credit was 7.8%. During the period, the Company paid off the Glen Cove loan in the amount of $1.8 million using cash reserves. In July 1998, the Company paid down $6,300,000 of the outstanding balance on its line of credit and $2,300,000 on other debt secured by the property from the proceeds received from the sale of Carmel Mountain Gateway Plaza as described in Note 6 to the accompanying financial statements.

Net cash provided by operating activities for the six-month period ended June 30, 1998 was $4,643,000. The increase in this cash flow when compared to the same period in the prior year was primarily attributable to the changes in revenues and expenses discussed above.

The changes in net cash provided by investing and financing activities during the six-month period ended June 30, 1998 primarily resulted from the sale of a parcel of undeveloped land in January 1998 and repayment of Company notes and bonds payable.

Management continues to evaluate properties for acquisition by the Company. The Company expects to fund the cost of acquisitions, capital expenditures, costs associated with lease renewals and reletting of space, repayment of indebtedness, and development of properties from (i) cash flow from operations, (ii) borrowings under its line of credit and, if available, other indebtedness (which may include indebtedness assumed in acquisitions), and
(iii) the issuance of partnership interests in connection with acquisitions. The Company's operating cash flow has been its principal source of capital for minor property improvements, leasing costs and the payment of quarterly distributions.

The Special Committee of the Board of Directors is continuing its review of the strategic alternatives available to the Company.

Management  does not believe that the outcome of the  litigation  described in
Note 4 to the accompanying financial statements will have a materially adverse effect on the Company's financial condition, results of operations, or cash flows.


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

During the six month period ended June 30, 1998, the Company declared distributions related to the Series A common stock totaling $2,940,000.

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


                          FRANKLIN SELECT REALTY TRUST


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         (Continued)

LIQUIDITY AND CAPITAL RESOURCES (Continued)

FUNDS FROM OPERATIONS (Continued)

                                           For the Six Months Ended
                                                   June 30,
(In thousands)                                  1998       1997
----------------------------------------------------------------

Net income                                    $2,352     $2,174
Add: Depreciation and amortization             2,014      1,954
Less: Gain on sale of property                 (170)          -
----------------------------------------------------------------

Funds from Operations                         $4,196     $4,128
================================================================

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

LEASING TURNOVER - DATA GENERAL BUILDING
Over the next twelve months, the Company's greatest leasing exposure consists of one lease at the Data General Building covering approximately 34,000 square feet, which expires in January 1999. The tenant has announced its intention to vacate the property at that time. The lease carries a triple net rental rate that is equivalent to approximately $34.50 per square foot on a full service basis. Compared to the estimated current market rate of approximately $22.80 per square foot, this lease provides over-market rent of approximately $397,000 annually, or 2% of the Company's current annual revenue based on annualizing the total revenue for the six months ended June 30, 1998. It is not possible to predict the market rental rate in 1999; however, the Company expects that when this lease expires, the rental income related to this space will be less than $34.50 per square foot. The Company will also incur costs for tenant improvements and leasing commissions related to the re-leasing of the space, however, the amounts are unknown at this time.

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

(a)      Exhibits:

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


      FOOTNOTES
      ---------
     (1)      Documents were filed in the Company's Form S-11 Registration Statement, dated March 30, 1989
              (Registration No. 033-26562) and are incorporated herein by reference.
     (2)      Documents were filed in the Company's Form S-4 Registration Statement, dated November 13, 1995,
              (Registration No. 033-64131), and are incorporated herein by reference.
     (3)      Documents were filed in the Company's Form 10-K for the year ended December 31, 1994, and are incorporated herein by reference.
     (4)      Documents were filed in the Company's Form 8-K, dated October 31, 1996, and are incorporated herein by reference.


(b)           Reports on Form 8-K - None



                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    FRANKLIN SELECT REALTY TRUST


                                    By:  /S/ DAVID P. GOSS
                                         -----------------------
                                         David P. Goss
                                         Chief Executive Officer


                                    Date: AUGUST 6, 1998