Form 10-Q
period 1998-09-30
FRANKLIN SELECT REALTY TRUST
filed 1998-11-13
CIK 845613

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

(Mark One)

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                          SEPTEMBER 30, 1998
                               -------------------------------------------------

OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                              --------------------------------------------------


Commission file number                              1-12708
                      ----------------------------------------------------------

                         FRANKLIN SELECT REALTY TRUST
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


CALIFORNIA                                              94-3095938
--------------------------------------------------------------------------------
(State or other jurisdiction                 (I.R.S.Employer Identification No.)


  P. O. BOX 7777, SAN MATEO, CALIFORNIA                  94403-7777
--------------------------------------------------------------------------------
(Address of principal executive offices)                 (Zip Code)


Registrant's telephone number, including area code          (650) 312-2000
                                                   -----------------------



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

Common Stock Shares Outstanding as of September 30, 1998, Series A: 12,250,372
Common Stock Shares Outstanding as of September 30, 1998, Series B:    745,584


                        PART I - FINANCIAL INFORMATION

                         ITEM 1. FINANCIAL STATEMENTS

                         FRANKLIN SELECT REALTY TRUST

                         CONSOLIDATED BALANCE SHEETS
                AS OF SEPTEMBER 30, 1998 AND DECEMBER 31, 1997
                                  Unaudited
(In thousands, except per share amounts)                      1998     1997
----------------------------------------------------------------------------
ASSETS

Real Estate
  Rental property:
    Land                                                   $38,787  $38,787
    Buildings and improvements                             111,968  110,733
                                                         -------------------
                                                           150,755  149,520
    Less: accumulated depreciation                          23,477   20,817
                                                         -------------------
                                                           127,278  128,703
  Rental property held for sale, net of accumulated              -   12,395
depreciation                                             -------------------
          Real estate, net                                 127,278  141,098

Cash and cash equivalents                                    2,893    3,821
Mortgage-backed securities, available for sale                 412      501
Deferred rent receivable                                     1,790    1,863
Deferred costs and other assets                              2,504    2,814
                                                         ===================
          Total assets                                    $134,877 $150,097
                                                         ===================

----------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Notes and bonds payable                                   $27,694   $42,487
Tenant deposits, accounts payable and accrued expenses      2,003     1,391
Distributions payable                                       1,642     1,645
                                                        --------------------
          Total liabilities                                31,339    45,523
                                                        --------------------

Minority interest                                           9,200     9,258
                                                        --------------------
Commitments and contingencies                                   -         -

Stockholders' equity:
  Common stock, Series A, without par value; stated
value $10 per share; 50,000 shares authorized; 12,250     103,161   103,161
 issued and outstanding

  Common stock, Series B, without par value; stated
value $10 per share; 1,000 shares authorized; 746           6,294     6,294
issued and outstanding

  Accumulated other comprehensive income                     (30)      (28)

  Accumulated distributions in excess of net income      (15,087)  (14,111)
                                                        --------------------
          Total stockholders' equity                       94,338    95,316
                                                        ====================
          Total liabilities and stockholders' equity     $134,877  $150,097
                                                        ====================

 The accompanying notes are an integral part of these consolidated financial statements.


                         FRANKLIN SELECT REALTY TRUST

          CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                 (Unaudited)



                                       THREE MONTHS ENDED    NINE MONTHS ENDED
                                      SEPTEMBER  SEPTEMBER  SEPTEMBER SEPTEMBER
                                        30, 1998    30,1997  30, 1998   30, 1997

   REVENUE:
     Rent                                 $4,298     $4,436   $13,619    $12,982
     Interest, dividends and other            41         55       145        143
                                      ------------------------------------------
       Total revenue                       4,339      4,491    13,764     13,125
                                      ------------------------------------------

   EXPENSES:
     Property operating                    1,149      1,092     3,074      2,940
     Interest                                631        674     2,308      1,999
     Related party                           361        365     1,125      1,074
     General and administrative              319        111       844        413
     Depreciation and amortization         1,002      1,014     3,016      2,968
                                      ------------------------------------------
       Total expenses                      3,462      3,256    10,367      9,394
                                      ------------------------------------------

     Operating  income before gain on
   sale of property and minority interest    877      1,235     3,397      3,731

     Gain on sale of property                382          -       552          -
                                      ------------------------------------------
     Operating income before minority
      interest                             1,259      1,235     3,949      3,731
   minority interest

     Minority interest                       177        161       515        483
                                      ==========================================
   NET INCOME                             $1,082     $1,074    $3,434     $3,248
                                      ==========================================

   Unrealized gain (loss) on mortgage-backed
   securities                                  -          3       (2)         11
   mortgage-backed
                                      ==========================================
   Total comprehensive income             $1,082     $1,077    $3,432     $3,259
                                      ==========================================

   Net income per share, based on
   the weighted
   average shares outstanding of
   Series A                                $ .09      $ .09     $ .28      $ .27
   common stock of  12,250 for the    ==========================================
   three- and
   nine-month periods ended
   September 30,
   1998, and 1997, respectively

   Distributions per share, based on
   the weighted
    average shares outstanding of
   Series A                                 $.12      $ .11     $ .36      $ .33
   common stock of 12,250 for the     ==========================================
   three- and
   nine-month periods ended
   September 30,
   1998 and 1997, respectively


 The accompanying notes are an integral part of these consolidated financial statements.



                         FRANKLIN SELECT REALTY TRUST

                     CONSOLIDATED STATEMENT OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                  Unaudited

(In thousands)                                            1998    1997
-----------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

NET INCOME                                              $3,434  $3,248
                                                      -----------------
Adjustments to reconcile net income to net cash
  Provided by operating activities:
   Depreciation and amortization                         3,153   3,091
   Gain on sale of property                              (552)       -
   Minority interest                                       515     483
   (Increase) decrease in deferred rent receivable        (37)      50
   Decrease (increase) in other assets                      49   (211)
   Increase in accounts payable, accrued expenses
      and other liabilities                                555     220
                                                      -----------------
                                                         3,683   3,633
                                                      -----------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                7,117   6,881
                                                      -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of real estate                    13,081       -
   Acquisition of rental property                              (12,613)
                                                             -
   Improvements to real estate                         (1,262)   (529)
   Construction period interest paid                         -    (85)
   Leasing commissions paid                              (230)   (349)
   Disposition of mortgage-backed securities                87      58
                                                      -----------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES     11,676 (13,518)
                                                      -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings under notes and bonds payable                  -  20,338
   Repayment of notes and bonds payable               (14,793) (7,666)
   Payment of loan costs                                     -     (3)
   Distributions paid to limited partners                (515)   (477)
   Distributions paid to stockholders                  (4,413) (3,927)
                                                      -----------------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES   (19,721)   8,265
                                                      -----------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS     (928)   1,628
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD           3,821   2,558
                                                      -----------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                $2,893  $4,186
                                                      =================







 The accompanying notes are an integral part of these consolidated financial statements.


                         FRANKLIN SELECT REALTY TRUST
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1998
                                  Unaudited

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

NOTE 3 - SALE OF REAL ESTATE

On January 21, 1998, the Company sold a 12.5-acre parcel of undeveloped land that was acquired in June 1997. Net proceeds of $4,471,000 were received and of that amount approximately $4,100,000 was used to repay debt and the Company retained the remainder.

On July 1, 1998, the Company sold Carmel Mountain Gateway Plaza. Proceeds of $8,900,000 were received and of that amount approximately $8,600,000 was used to repay debt and the remainder was retained by the Company. Gain from sale of the property amounted to approximately $382,000.

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

The complaint includes a variety of additional claims, including claims relating to the investment of Advantage assets, the suspension of the dividend reinvestment program, the allocation of merger-related expenses, revisions to the investment policies of Advantage, and the restructuring of the contractual relationship with the Advisor. Plaintiffs seek damages in an unspecified amount and certain equitable relief. The defendants deny any wrongdoing in these matters and intend to vigorously defend the action. Discovery is continuing.


                         FRANKLIN SELECT REALTY TRUST
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1998
                                  Unaudited


NOTE 4 - LITIGATION (CONTINUED)

On June 3, 1997, Herbert S. Hodge, Jr., on behalf of himself and certain other shareholders of Franklin Real Estate Income Fund ("FREIF"), filed an alleged class action complaint in the California Superior Court for San Mateo County against the Company, certain of its directors, the Company's advisor, Franklin Properties, Inc., Franklin Resources, Inc., and Bear Stearns Co., Inc. The complaint alleges that defendants breached fiduciary duties to plaintiff and certain other shareholders in connection with the merger of FREIF into Franklin Select Realty Trust in May 1996. Plaintiff also alleges that defendants misstated certain material facts or omitted to state material facts in connection with this transaction. Plaintiff seeks damages in an unspecified amount. The defendants deny any wrongdoing in these matters and intend to vigorously defend the action. Discovery is continuing.

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

RESULTS OF OPERATIONS

COMPARISON OF THE THREE- AND NINE-MONTH  PERIODS ENDED  SEPTEMBER 30, 1998 AND
1997

Total revenue for the three- and nine-month periods ended September 30, 1998 decreased $152,000, or 3%, and increased $639,000, or 5%, respectively, when compared to the same periods in 1997. The decrease for the three-month period was due to the sale of Carmel Mountain Gateway Plaza on July 1 1998 and an increase in vacant space at the Shores office complex. The increase for the nine-month period was primarily due to rental revenue provided by the Hathaway and Tanon Buildings acquired in 1997.

Total expenses for the three- and nine-month period ended September 30, 1998 increased $206,000, or 6%, and $972,000, or 10%, respectively, when compared to the same periods in 1997. The increase for both periods was primarily a result of the acquisition of the Hathaway and Tanon Buildings and increased general and administrative expenses.

General and administrative expenses for the three-month and nine-month periods ended September 30, 1998, increased $208,000, or 187%, and $431,000, or 104%, respectively, when compared to the same periods in 1997. The increases were primarily the result of legal fees incurred with respect to the pending legal actions that are described in Note 3 to the accompanying financial statements and with respect to the Company's evaluation of its strategic alternatives.

The increase in net income for the three- and nine-month periods under review was primarily due to changes in revenues and expenses described above and also the gains recorded on the sale of real estate.




                         FRANKLIN SELECT REALTY TRUST


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      (Continued)

LIQUIDITY AND CAPITAL RESOURCES
At September 30, 1998, cash and cash equivalents aggregated $2,893,000. The Company believes this amount is adequate to meet its short-term operating cash requirements. The Company also holds $412,000 in mortgage-backed securities and has access to a revolving line of credit in the amount of $25 million, of which $24.2 million remains available as of September 30, 1998. At September 30, 1998, the outstanding balance under the Company's line of credit was $800,000. Borrowings under the line of credit bear interest at the London Interbank Offered Rate plus 1.90%, or at Bank of America's Reference Rate at the Company's option. At September 30, 1998, the weighted average interest rate of borrowings under the line of credit was 7.5%. In July 1998, the Company paid down $6,300,000 of the outstanding balance on its line of credit and $2,300,000 on other debt secured by the property from the proceeds received from the sale of Carmel Mountain Gateway Plaza as described in Note 3 to the accompanying financial statements.

Net cash provided by operating activities for the nine-month period ended September 30, 1998 was $7,117,000. The increase in this cash flow when compared to the same period in the prior year was primarily attributable to the changes in revenues and expenses discussed above.

The changes in net cash provided by investing and financing activities during the nine-month period ended September 30, 1998 primarily resulted from the sale of real estate in January and July 1998 and repayment of Company notes and bonds payable.

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

During the nine month period ended September 30, 1998, the Company declared distributions related to the Series A common stock totaling $4,410,000.

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



                         FRANKLIN SELECT REALTY TRUST


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      (Continued)

LIQUIDITY AND CAPITAL RESOURCES (Continued)

FUNDS FROM OPERATIONS (Continued)

                                           For the Nine Months
                                                  Ended
                                              September 30,
(In thousands)                                  1998       1997
----------------------------------------------------------------

Net income                                    $3,434     $3,248
Add: Depreciation and amortization             3,016      2,968
Less: Gain on sale of property                 (552)          -
----------------------------------------------------------------

Funds from Operations                         $5,898     $6,216
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

LEASING TURNOVER - DATA GENERAL BUILDING
Over the next twelve months, the Company's greatest leasing exposure consists of one lease at the Data General Building covering approximately 34,000 square feet, which expires in January 1999. The tenant has announced its intention to vacate the property at that time. The lease carries a triple net rental rate that is equivalent to approximately $34.50 per square foot on a full service basis. Compared to the estimated current market rate of approximately $22.80 per square foot, this lease provides over-market rent of approximately $397,000 annually, or 2% of the Company's current annual rental revenue based on annualizing the total rental revenue for the nine months ended September 30, 1998. It is not possible to predict the rental rate at which new leases will be signed; however, the Company expects that the rental income related to this space will be less than the existing rate of $34.50 per square foot. In addition, there will likely be a period of time that the space is vacant between tenants. The Company will also incur costs for tenant improvements and leasing commissions related to re-leasing the space, however, the amounts are unknown at this time.

YEAR 2000
The Company has evaluated whether its computer systems, including on-site and embedded systems, and those of third parties with whom the Company interacts will function properly by, at or during the year 2000. The Company has determined certain of its own systems are not currently year 2000 compliant. Management has a plan to replace or upgrade these systems within the next twelve months. The Company does not expect that the costs associated with these replacements or upgrades will have a materially adverse impact on its financial position, results of operations or cash flows in future periods. However, failure to successfully replace or upgrade these systems could result in material disruptions to its business.

                         FRANKLIN SELECT REALTY TRUST


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      (Continued)

POTENTIAL FACTORS AFFECTING FUTURE OPERATING RESULTS (Continued)

YEAR 2000 (Continued)

The Company is managed and advised by certain affiliates of Franklin Resources, Inc. It is reliant on these entities for its basic computer network and certain other applications. The Company is also reliant on a third-party transfer agent for maintaining its basic shareholder records. Management is monitoring the progress of these entities in achieving year 2000 compliance and does not currently anticipate a materially adverse impact on the Company's business as a result of their non-compliance.



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
        Northport Associates No. 18, a California limited liability company, dated as October 30, 1996.
 10.4 Contribution Agreement, dated as of October 30, 1996, between FSRT, L.P., the Company, Northport Associates No. 18, a California limited (4) liability company, and the members of Northport Associates No. 18.
 10.5   Exchange Rights Agreement, dated as of October 30, 1996, among the
        Company,                                                             (4)
        FSRT L.P., and Northport Associates No. 18, a California limited liability company.
 10.6   Registration Rights Agreement, dated as of October 30, 1996, among
        the Company and Northport Associates No. 18, a California limited    (4)
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


(b) Reports on Form 8-K - There were no reports on form 8-K filed during the quarter ended September 30, 1998.

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




                                    FRANKLIN SELECT REALTY TRUST


                                    By: /S/  DAVID P. GOSS
                                             -----------------------
                                             David P. Goss
                                             Chief Executive Officer


                                    Date:   NOVEMBER 13, 1998
                                            ------------------------