Form 10-K
period 1998-12-31
FRANKLIN SELECT REALTY TRUST
filed 1999-03-04
CIK 845613

FORM 10-K
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
   For the fiscal year ended December 31, 1998. Commission File No. 0-12708


                         FRANKLIN SELECT REALTY TRUST
             (Exact Name of Company as Specified in its Charter)

California                           94-3095938
-------------------------------------------------------------------------------
(State or other jurisdiction or      (I.R.S. Employer Identification number)
incorporation or organization)

2000 Alameda de Las Pulgas, San      (650) 312-2000
Mateo, CA 94404

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.  [   ]

At February 19, 1999, 10,533,653 shares of the Company's Series A common stock were held by non-affiliates of the Company. The aggregate market value of the voting stock held by non-affiliates of the Company, based upon the closing price of $5.9375 as of February 19, 1999, is $62,543,565.

Indicate the number of shares outstanding of each of the Company's classes of common stock at December 31, 1998: 12,250,372 shares of Series A common stock and 745,584 shares of Series B common stock.



                                    PART I
Item 1. BUSINESS

DESCRIPTION OF BUSINESS
Franklin Select Realty Trust, formerly Franklin Select Real Estate Income Fund, (the "Company") is a California corporation formed on January 5, 1989, for the purpose of acquiring, managing and holding for investment income-producing real estate assets. The Company is a real estate investment trust ("REIT"). At December 31, 1998, the Company's property portfolio consisted of ownership interests in the following seven properties: (i) four industrial research and development ("R & D") properties containing approximately 546,000 rentable square feet of space; and (ii) three suburban office properties containing approximately 403,000 rentable square feet of space. The Company's properties are concentrated in the greater San Francisco and Los Angeles areas from which the Company derived 60% and 32% of its 1998 rental revenue, respectively.

The Company's day-to-day operations are managed by Franklin Properties, Inc. (the "Advisor") under the terms of an advisory agreement which is renewable annually. The Company does not have any employees. The Company's commercial properties are managed by Continental Property Management Co. ("CPMC"), an
affiliate of the Advisor.   As property manager, CPMC performs the leasing,
re-leasing and management-related services for the properties. The Advisor is a wholly-owned subsidiary of Franklin Resources, Inc., ("Franklin") whose primary business is the Franklin Templeton Group of Funds.

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

In 1996, the Company formed a limited partnership, FSRT L.P.("FSRT"), in order to acquire two R & D buildings located in Fremont, California (the "Lam Research Buildings"). FSRT assumed the existing financing on the Lam Research Buildings and issued 1,625,000 limited partnership units to the owner of the property in exchange for its equity interest in the property. The limited partnership units are convertible into Series A shares of the Company's common stock on a one-for-one basis. The Company is the sole general partner of FSRT and holds an approximate 70% ownership interest in FSRT. The Company may contribute all of its remaining properties to FSRT at some later date. The Company is subject to certain restrictions regarding the sale or refinance of certain properties owned by FSRT.

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


INVESTMENT AND OPERATING STRATEGY
During 1998, the Company formed a Special Committee of the Board of Directors to undertake a review of the strategic alternatives available to the Company, and the Special Committee engaged the services of Prudential Securities, Inc. to assist it in this effort. The Special Committee is exploring ways to improve shareholder value including changing the Company's business strategy to consider a strategic alliance, merger, sale, or other transaction or transactions involving the Company or its securities. The Company is actively continuing with its consideration of the advisability and feasibility of one or more of these strategic alternatives, and the Special Committee's advisors are continuing to be actively involved in this process. Unless and until any such strategic alternative is chosen, the Company intends to follow its existing investment and operating strategy, while at the same time not foreclosing the adoption of one or more new strategic alternatives. As a result, the following description reflects the Company's current investment and operating strategy but does not reflect any changes that may result from the Special Committee's review.

The Company acquires income-producing real estate investments located in California with cash flow growth potential, although it has the flexibility to purchase properties elsewhere. Although at present, the Company's properties are concentrated in the San Francisco Bay area and the Los Angeles metropolitan area, the Company's investment strategy has been to acquire suitable properties within the five major metropolitan areas in California: the Los Angeles metropolitan area, Orange County, the Sacramento metropolitan area, San Diego County and the San Francisco Bay area. In addition, the Company may consider strategic acquisitions in other states.

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

FINANCING POLICY AND RELATED MATTERS
The Company's present policy is to maintain a debt to total assets ratio not to exceed 50%. At December 31, 1998, the Company's debt to total assets ratio was 20%. The Company may from time to time modify its debt policy in light of then current economic conditions, relative costs of debt and equity financings, fluctuations in the fair market price of the Company's common stock, growth and acquisition opportunities and other factors. Accordingly, the Company may increase its debt to total assets ratio beyond the limit described above. However, the Company's by-laws prohibit the aggregate amount of the Company's indebtedness from exceeding 300% of its net assets, and prohibit unsecured borrowings which result in asset coverage of less than 300%.

Management continues to evaluate properties for acquisition in evaluating various strategic alternatives for the Company. Any costs of acquisitions, capital expenditures, costs associated with lease renewals and reletting of space, repayment of indebtedness, and development of properties will be funded from (i) cash flow from operations, (ii) borrowings under its credit facility and, if available, other indebtedness (which may include indebtedness assumed in acquisitions), (iii) the sale of real estate investments, (iv) the sale of the Company's equity securities, and (v) the issuance of partnership interests in connection with acquisitions.

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

Management does not believe that the outcome of the litigation described in
Note 10 to the accompanying financial statements will have a materially adverse effect on the Company's financial condition, results of operations, or cash flows.

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

MATTERS THAT MAY AFFECT THE COMPANY'S RESULTS
The Company is subject to the risks generally associated with the ownership of real property, including the possibility that operating expenses, debt service payments and fixed costs may exceed property revenues; economic conditions may adversely change in the California and national markets; the real estate investment climate may change; local market conditions may change adversely due to general or local economic conditions and neighborhood characteristics; interest rates may fluctuate and the availability, costs and terms of mortgage financing may change; unanticipated maintenance and renovations may arise; changes in real estate tax rates and other operating expenses may arise; governmental rules and fiscal policies may change; natural disasters, including earthquakes, floods or tornadoes may result in losses beyond the coverage of the Company's insurance policies; the financial condition of the tenants of properties may deteriorate; and other factors which are beyond the control of the Company may occur.

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

The Company's fixed rate debt is subject to prepayment penalties which may make it disadvantageous for the Company to prepay the loans, which it may otherwise do in the absence of prepayment penalties.

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

The Company is aware of the existence of certain hazardous substances at the Data General Building site. The Data General Building is located in an area of Manhattan Beach, California which was formerly part of a site used for storage of crude oil and various refined petroleum products. As a result, methane gas is present in the soil and the groundwater is contaminated throughout the area where the property is located. A vapor ventilation system was installed on the property by a prior owner, who also maintains and monitors the system. According to environmental reports acquired by the Company, the vapor ventilation system has mitigated any material risk associated with the presence of the methane gas. The Company has not incurred any costs for monitoring or remediating the presence of methane gas or the groundwater contamination at the Data General Building and does not anticipate incurring any cost with regard to such activities in the future. The contamination in the groundwater generally presents a risk only if the groundwater is used as drinking water, which it is not.

The Company has not received any reports from federal or state agencies relieving it of future clean-up responsibilities, but federal and state agencies have investigated these matters and have not, to date, required any clean-up. The Company has no reason to believe at this time that it will be required to take remediation steps in the foreseeable future, particularly given the geographic scope of the contaminated area. It is therefore difficult to predict what, if any, costs might be incurred by the Company should the position of the federal or state agencies change. In any event, if the Company were required to clean up the contamination of the Data General Building site, it would seek full indemnity from the oil companies that were the source of the contamination.

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

The Americans with Disabilities Act ("ADA"), which generally requires that buildings be made accessible to people with disabilities, has separate compliance requirements for "public accommodations" and "commercial facilities". If certain uses by tenants of a building constitute a "public accommodation", the ADA imposes liability for non-compliance on both the tenant and the owner/operator of the building. The Company has conducted inspections of its properties to determine whether the exterior and common areas of such properties are in compliance with the ADA and it believes that its properties are in substantial compliance. If, however, it were ever determined that one or more of the Company's properties were not in compliance, the Company may be subjected to unanticipated expenditures incurred to remove access barriers, or to pay fines or damages related to such non-compliance.

The Company's due diligence review of prospective acquisitions of office, industrial and retail property includes an examination of such property's compliance with the ADA, and the cost of remedial work, if any, believed to be required to meet such requirements.

Item 2.  PROPERTIES

PORTFOLIO SUMMARY
At December 31, 1998, the Company's property portfolio consisted of seven income-producing properties located in the greater San Francisco and Los Angeles areas of California. The Company's properties were 95% leased at December 31, 1998 as compared to 97% leased at the end of 1997. During the year, the average occupancy of the properties held by the Company at December 31, 1998 was 97%, compared to 98% in 1997.

The following table describes the Company's rental properties:



                                                       Total Rentable          Year        Average Occupance      1998 Rental
               Property Name/ Location                 Square Footage        Acquired         During 1998           Revenue
---------------------------------------             ---------------------   ----------     -----------------    -----------------
   Industrial R&D Properties:
       The Northport Buildings
             Fremont, California                                 144,624       1991               100%                $1,833,000
       The Lam Research Buildings
             Fremont, California                                 211,680       1996               100%                 2,479,000
       The Tanon Building
             Fremont, California                                 108,600       1997               100%                 1,201,000
       The Hathaway Business Park
             Fremont, California                                  80,752       1997               89%                    903,000
                                                    ---------------------                                      ------------------
                                                                 545,656                                              $6,416,000
                                                    ---------------------                                      ------------------
   Office Properties:
       The Shores
             Redwood City, California                            138,546       1989               88%                  3,369,000
       The Data General Building
             Manhattan Beach, California                         119,996       1989               97%                  2,796,000
       The Fairway Center
             Brea, California                                    144,727       1992               100%                 2,804,000
                                                    ---------------------                                      ------------------
                                                                 403,269                                              $8,969,000
                                                    ---------------------                                      ------------------
   Total for properties at 12/31/98                              948,925                                             $15,385,000
                                                    =====================

   Properties sold during 1998                                                                                        $2,250,000

                                                                                                               ==================
   Total rental revenue                                                                                              $17,635,000

The Company or FSRT owns a fee interest in each property. For information related to the encumbrances of the individual properties, see Note 4 to Consolidated Financial Statements and Schedule III.

At December 31, 1998, the Company's property portfolio contained a total of 45 leases. The Company's portfolio represents in the aggregate 948,925 rentable square feet of which 902,979 square feet were leased at year-end. The following table sets forth for all of the Company's properties the lease expiration dates and the related annual base rental income at December 31, 1998.

                                          % of
     No. of                Current       Current
     Leases       Total  Annualized      Annual
Year Expiring    Sq. Ft. Base Rent1     Base Rent
---- --------  --------- ----------     ---------
1999    5        47,891 $ 1,157,000         9%
2000    9        48,490   1,085,000         8%
2001    9       118,454   2,001,000        15%
2002    9       178,666   3,172,000        24%
2003    8       205,445   2,173,000        16%
2004    2        63,953     814,000         6%
2008    1        22,400     321,000         2%
2012    1         6,000     308,000         2%
2014    1       211,680   2,463,000        18%
---- --------  --------- ----------     ---------
Total   45      902,979 $13,494,000       100%
==== ========  ========= ==========     =========


      1 Annualized Base Rent means 12 multiplied by the monthly base rent in effect with respect to each property at December 31, 1998 or, if such monthly base rent has been reduced by a temporary rent concession, the monthly base rent that would have been in effect at such date in the absence of such concession. Annualized Base Rent does not reflect any increases or decreases in monthly rental rates or lease expirations which are scheduled to occur or which may occur after the date of calculation or the cost of any leasing commissions or tenant improvements.


SIGNIFICANT TENANTS
One of the Company's tenants provides 10% or more of the Company's annual base rental income as defined above at December 31, 1998.

                                    Annualized  % of
                                      Base      Total
                             Square   Rent at   Base       Lease      Renewal
Tenant Name/Property          Feet    12/31/98  Rent       Expiration Options
---------------------------  ------  ---------  -----      ---------- --------

Lam Research Corporation:
    Lam Research Buildings  211,680 $2,463,000    18%      12/31/2014  2-5 yr.
    Northport Buildings      58,130   $506,000     7%      07/31/2003  1-5 yr.



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

While the outcome of litigation of these claims cannot be predicted with certainty, the Company's management does not believe that the outcome of litigation of these matters will have a material adverse effect on the Company's financial condition, results of operations or cash flows.


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the last quarter covered by this report.


                                    PART II

Item 5. MARKET FOR COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company has one class of common stock in two series, designated Series A and Series B (the "Common Stock"). At December 31, 1998, the Company had 12,250,372 Series A common shares outstanding and 745,584 Series B common shares outstanding, and there were approximately 2,400 Series A stockholders of record. The common stock votes together as one class with each share being entitled to one vote. The Series B shares are owned by Franklin Properties, the Advisor.

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
                                                        DISTRIBUTIONS
            QUARTER ENDED            HIGH        LOW      DECLARED
            -------------            ----        ---      --------
              December 31, 1998      $  7     $   5 3/8    $ .12
              September 30, 1998        8 1/8     6 1/2      .12
              June 30, 1998             8 1/8     6 5/16     .12
              March 31, 1998            7         6 5/16     .12

              December 31, 1997      $  7     $   5 11/16    .12
              September 30, 1997        6 1/8     5 1/2      .11
              June 30, 1997             6 1/4     5 1/2      .11
              March 31, 1997            6 1/4     5 3/8      .11

The Company has a policy, subject to the discretion of the Board of Directors, of making quarterly cash distributions to stockholders aggregating on an annual basis at least 95% of its taxable income. For the years ended December 31, 1998, and 1997, the Company declared distributions to the Series A stockholders of approximately $5,880,000 ($.48 per share) and $5,513,000 ($.45 per share), respectively. Cash distributions to stockholders are currently paid on approximately the 15th day of January, April, July and October. Stockholders may elect to direct their distributions into any or one of the eligible funds in the Franklin Templeton Group of Funds, which are managed by an affiliate of the Advisor, or participate in the Company's Dividend Reinvestment Plan.

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

RETURN OF CAPITAL
Because depreciation is a non-cash expense, cash flow will typically be greater than earnings from operations and net income. Therefore, quarterly distributions will generally be higher than quarterly earnings, which causes a portion of the distributions to be considered a return of capital. The portion of distributions that represented a return of capital for financial statement purposes on a consolidated basis, for the years ended December 31, 1998, and 1997, was $535,000 and $1,345,000, respectively.

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

In order to assure compliance with the 5/50 Provision, described above, the Company's Bylaws permit the Directors of the Company to impose a lower percentage limit on the remaining stockholders, in the event certain stockholders (including Franklin and its affiliates) acquire in excess of 9.9% of the outstanding shares of Common Stock during the offering period. The Directors of the Company have exercised this authority under the Bylaws to lower the percentage limitation such that stockholders may not acquire additional shares if such shareholder then holds, or would then hold, in excess of 7% of the total outstanding voting shares of the Company. Any shares acquired in excess of the foregoing limitation will be deemed to be held in trust for the Company, and will not be entitled to receive distributions or to vote.

The Directors of the Company may impose, or seek judicial or other imposition of additional restrictions if deemed necessary or advisable, including but not limited to further reductions in the foregoing percentage limitation with or without notice, or redemption of shares, in order to protect the Company's status as a qualified REIT.


Item 6. SELECTED FINANCIAL DATA

  (In thousands except per                                 Restated 1 Restated 1
       share amounts)             1998      1997     1996      1995       1994
                               --------   -------  -------   -------   -------
Total revenues                  $17,937   $17,726  $14,568   $14,111   $12,990
Net income                       $5,055    $4,168   $3,807    $4,462    $4,273
Per Series A common share1:
   Net income                     $0.41     $0.34    $0.28     $0.32     $0.30
   Distributions declared         $0.48     $0.45    $0.44     $0.44     $0.44
Weighted average number of
shares of                        12,250    12,250   13,830    14,145    14,145
   Series A common stock
outstanding

Balance Sheet Data:
  Total assets                 $133,892  $150,097 $131,298  $116,457  $117,873
  Debt                          $26,762   $42,487  $22,745    $7,145    $7,279
  Stockholders' equity          $94,501   $95,316  $96,653  $106,986  $108,316

Other Data:
  Funds from operations2         $7,699    $8,171   $7,235    $7,795    $7,396
  Cash flow from
    Operating activities         $8,591    $9,187   $7,831    $8,359    $8,771
    Investing activities        $11,144  $(17,734)  $4,140       $31   $(5,904)
    Financing activities      $(22,300)    $9,810 $(15,599)  $(6,404)  $(3,184)

Total rentable square
footage of properties at        948,925 1,152,516  963,624   751,944   751,944
end of period
Number of properties at end           7        11        8         7         7
of period


1 Amounts reported for 1994 and 1995 have been restated to give effect to the Merger.

2 See discussion of funds from operations in Item 7 of this report -Management Discussion and Analysis of Financial Condition and Results of Operations.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION
Franklin Properties, Inc. (the "Advisor," or "Management") manages the Company's day-to-day operations under the terms of an advisory agreement which is renewable annually. The Company does not have any employees. Property management, including leasing, re-leasing and management-related services, for the Company's seven operating rental properties is provided by Continental Property Management Co. ("CPMC"), an affiliate of the Advisor. Both CPMC and the Advisor are wholly owned subsidiaries of Franklin Resources, Inc. whose primary business is the Franklin Templeton Group of Funds.

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

The following discussion is based primarily on the consolidated financial statements of the Company for the years ended December 31, 1996, 1997 and 1998. This discussion should be read in conjunction with the accompanying consolidated financial statements and notes.

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

GENERAL BACKGROUND
During 1998, the Company's rental revenue was generated by investments in ten properties including three retail properties which were sold during the year. The remaining seven properties consist of four industrial R&D properties comprising 546,000 rentable square feet of space and three office properties comprising 403,000 rentable square feet of space. The Company's properties are located in the greater San Francisco and Los Angeles areas from which the Company derived 60% and 32% of its 1998 rental revenue,
respectively.   The remainder of the Company's rental revenues was earned
from properties that the Company sold during the year which were located outside these areas.

1998 SUMMARY
The Company's property operations were stable in relation to the prior year,
both with respect to rental rates and average occupancy.   Average occupancy
rates decreased slightly from 98% in 1997 to 95% in 1998. The transactions that had the greatest influence on the Company's reported results in 1998 were:

(i) the sale of Carmel Mountain, a retail property, in July 1998.

(ii) the sale of the Mira Loma Retail Shopping Center, ("Mira Loma") and the Glen Cove Shopping Center, ("Glen Cove") in November 1998.

During 1998, the Company formed a Special Committee of the Board of Directors to undertake a review of the strategic alternatives available to the Company, and the Special Committee engaged the services of Prudential Securities, Inc. to assist it in this effort. The Special Committee is exploring ways to improve shareholder value including changing the Company's business strategy to consider a strategic alliance, merger, sale, or other transaction or transactions involving the Company or its securities. The Company is actively continuing with its consideration of the advisability and feasibility of one or more of these strategic alternatives, and the Special Committee's advisors are continuing to be actively involved in this process. Unless and until any such strategic alternative is chosen, the Company intends to follow its existing investment and operating strategy, while at the same time not foreclosing the adoption of one or more new strategic alternatives. As a result, the following description reflects the Company's current investment and operating strategy but does not reflect any changes that may result from the Special Committee's review.

RESULTS OF OPERATIONS

COMPARISON OF YEAR ENDED DECEMBER 31, 1998 TO YEAR ENDED DECEMBER 31, 1997 Total revenue increased 1% in 1998 compared to 1997. Rental revenues remained at substantially the same levels as the prior year, despite property acquisitions in 1997 and dispositions in 1998. The acquisition of the Hathaway and Tanon buildings in 1997 provided increased revenue for 1998, as a full year's revenue was received in 1998. However, property sales in 1998 and reduced rental revenue from Fairway combined to offset the increases associated with the property acquisitions.

The average portfolio occupancy rate remained stable for the existing properties occupied throughout both periods. The increase in interest income was due to increases in marketable securities and Notes receivable.

Total expenses rose $600,000 (5%) in 1997 primarily due to the acquisition of the Hathaway and Tanon Buildings and increased general and administrative expenses associated with a strategic review being undertaken by the Special Committee of the Board of Directors.

Interest expense increased $157,000 (6%) over the prior year as a result of the increased debt to fund acquisitions in 1997, offset by the paydowns of debt made in 1998 due to the sales of properties. Debt decreased $15.7 million in 1998, as property sales allowed the Company to pay off its variable rate debt. The weighted average interest rate on borrowings decreased from 8.63% in 1997 to 7.63% in 1998.

Property operating expenses stayed relatively stable in 1998 as compared to the prior year. Decreased utilities and repair expenditures offset increased administrative and maintenance costs primarily related to the Fairway window defects discussed under Liquidity and Capital Resources, below.

There were no changes made to the agreements between the Company and related parties during the year. Related party fees remained at 1997 levels.

General and administrative expenses increased $428,000 (66%) in 1998 as compared to the prior year. The increases were primarily the result of costs related to the Company's evaluation of its strategic alternatives and legal fees incurred with respect to the pending legal actions that are described in
Note 10 to the accompanying financial statements.

The minority interest in FSRT L.P. net income increased $48,000 (7%) in 1998 as compared to the prior year due to an increase in the distribution rate to the limited partners.

The increase in net income for the periods under review was primarily due to the gains recorded on the sale of real estate and also the changes in revenues and expenses described above.

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

Total expenses rose $2.3 million (21%) in 1997 primarily due to the acquisition of property by the Company. The addition of the Lam buildings in October 1996 and the acquisitions in 1997 has led to an increase in interest expense, depreciation and operational costs.

Interest expense increased $1,874,000 (208%), net of amounts capitalized, over the prior year as a result of the additional borrowings used to finance the purchase of the three new properties in 1997 and on borrowings used to finance the Lam Research Building acquired in October, 1996. An additional $19,742,000 of debt was added in 1997 net of repayments. The weighted average interest rate on borrowings decreased from 8.75% in 1996 to 8.63% in 1997.

Property operating expenses increased 11% in 1997 as compared to the prior year. This was consistent with the increase in property owned by the Company. Property taxes and utility expenses formed the bulk of the increased costs experienced in 1997.

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

LIQUIDITY AND CAPITAL RESOURCES
At December 31, 1998, the Company's cash and cash equivalents aggregated $1,256,000 which the Company believes is adequate to meet its short-term operating cash requirements. The Company also has access to a revolving line of credit in the amount of $25 million that was unused at year end. On January 5, 1999 the Company collected the $7,700,000 note receivable that was outstanding at December 31, 1998 which the Company received from the sale of the Mira Loma and Glen Cove properties in 1998. The Company also holds $7,700,000 of mortgage-backed securities.

During 1998, the Company's cash and cash equivalents decreased to $1,256,000 compared to $3,821,000 at December 31, 1997. The decrease in cash reflects lower cash generated from operating cash flows, an increase in the amount used to improve rental property and an increase in the distributions to shareholders and minority interests. Operations generated $8,591,000, a decrease of $596,000 from the previous year as a result of increased expenses, as described above. The sale of property and other investing activities produced $11,144,000 in 1998, compared to an outflow of cash in 1997 of $17,734,000 primarily from the purchase of Tanon, Hathaway and the undeveloped land.

The Company's investment in mortgage-backed securities at December 31, 1998, is represented by a GNMA certificate and a FNMA adjustable rate pass-through certificate with market values of approximately $7,323,000 and $377,000, respectively. Although payments of principal and interest are guaranteed by these agencies, changes in market interest rates may cause the market values to fluctuate, which could result in a gain or loss if the security is sold before maturity.

In 1998, the Company amended its credit agreement with Bank of America to extend the maturity date of its facility to July 1, 1999. The facility consists of a $25 million secured revolving line of credit to provide funding for future acquisitions and general business purposes. Borrowings under the line of credit bear interest at the London Interbank Offered Rate ("LIBOR") plus 1.90%, or at the bank's Reference rate at the Company's option. The credit facility is secured by mortgages on three of the Company's properties, together with the rental proceeds from such properties (which collectively accounted for 45% of the Company's 1998 rental revenue). At December 31, 1998, these properties comprised approximately 46% of the Company's net real estate assets. The credit agreement contains customary representations, restrictive covenants, and events of default, including a covenant limiting quarterly distributions to 98% of funds from operations. The Company does not anticipate that this covenant will adversely affect the ability of the Company to declare distributions to shareholders under the Company's current distribution policy. At December 31, 1998, the unused balance available under the line of credit was $25 million.

The Company's mortgage indebtedness has the following balloon payments:
2003-$3.0 million; 2004-$3.9 million; and 2006-$13.3 million. In addition, the Company's $25 million credit facility, which was unused at December 31, 1998, matures in July, 1999 with the option of a further extension until January 2000. The Company does not anticipate that its cash flow from operations will be sufficient to make all of the balloon payments of principal when due under its mortgage indebtedness and its credit facility. The Company intends to make such payments by refinancing or extending the indebtedness or by raising funds through the sale of equity securities or properties. If the Company is unable to extend, refinance, or payoff its indebtedness when due, the mortgaged properties could become the property of the mortgagee with a subsequent loss of income and asset value to the Company.

The Company's revolving line of credit bears interest at a floating rate tied to LIBOR. The Company intends to use the line of credit to provide short term financing for future acquisitions and as a source of additional working capital, if required. An increase in interest rates may have an adverse effect on the Company's net income and Funds from Operations.

In 1999, the Company is expecting to evaluate various options to remedy defects discovered in the window system at Fairway Center. The Company currently estimates the remediation cost to total approximately $1.5 million, although certain less expensive alternatives are also being considered. The Company has received $525,000 and expects to receive a further $312,500 in
settlement of claims related to the defects.   The remediation is not
expected to have a material long term impact on the Company's cash flow, financial condition or results of operations.

IMPACT OF INFLATION
The Company's policy of negotiating leases which incorporate operating expense "pass-through" provisions is intended to protect the Company against increased operating costs resulting from inflation.

POTENTIAL FACTORS AFFECTING FUTURE OPERATING RESULTS

YEAR 2000
The Company has evaluated whether its computer systems, including on-site and embedded systems, and those of significant third party service organizations with whom the Company interacts will function properly by, at or during the year 2000. The Company has determined certain of its own systems are not currently year 2000 compliant. Management has a plan to replace or upgrade these systems within the next nine months. The Company does not expect that the costs associated with these replacements or upgrades will have a materially adverse impact on its financial position, results of operations or cash flows in future periods. However, failure to successfully replace or upgrade these systems could result in material disruptions to its business.

The Company is managed and advised by certain affiliates of Franklin Resources, Inc. It is reliant on these entities for its basic computer network and certain other applications. The Company is also reliant on a third-party transfer agent for maintaining its basic shareholder records. Management is monitoring the progress of these entities in achieving year 2000 compliance and does not currently anticipate a materially adverse impact on the Company's business as a result of their potential non-compliance.

LEASING TURNOVER
In connection with any lease renewal or new lease, the Company typically incurs costs for tenant improvements and leasing commissions which will be funded first from operating cash flow and, if necessary, from cash reserves or existing credit facilities. In addition, while the Company has historically been successful in renewing and re-leasing space, the Company will be subject to the risk that leases expiring in the future may be renewed or re-leased at terms that are less favorable than current lease terms.

LEASING TURNOVER - TANON MANUFACTURING, INC.
On December 3, 1998, Tanon Manufacturing, Inc. (TMI), the sole tenant of the Tanon Building, filed for Chapter 11 bankruptcy protection. The current base rent for the property pursuant to the lease is $8.16 per square foot annually on a net lease basis. The Company estimates that the market base rental rate for the property may be in excess of $12.00 per square foot annually. TMI has not paid rent due for the period November 1, 1998 to December 3, 1998 of approximately $100,000, including operating expense reimbursements; however, it re-commenced contractual rental payments effective December 3, 1998. On February 1, 1999, Smartflex Systems, Inc. ("SSI") purchased substantially all of the assets of TMI and the bankruptcy court gave SSI until March 11, 1999 to determine whether it will assume or reject the lease. SSI has asked the court to extend that time and the request to extend will be considered on March 11. If SSI assumes the lease, it would be required to cure all defaults, including paying unpaid rent. If SSI rejects the lease, the Company would have a claim against TMI for damages, including unpaid rent then due. If SSI rejects the lease, the Company intends to pursue all available remedies and to re-lease the Tanon Building. If the Company must re-lease the Tanon Building, its rental income will decline approximately $100,000 for each month that the property is vacant, and it is likely to incur costs for tenant improvements, leasing commissions and other expenses. The total costs for such items cannot be determined at this time, but are not expected to be material to the Company's results of operations or financial position.

LEASING TURNOVER - DATA GENERAL BUILDING
The Company's leasing exposure at Data General Building consists of approximately 34,000 square feet that was vacated by the Data General Corporation on January 31, 1999. During 1998, the Company recorded rental income from the Data General lease that was equivalent to approximately $31.03 per square foot on a full service basis. Compared to the current estimated market rate of $24.00 per square foot, management estimates that the Company's rental income from this space will decline approximately $240,000 annually, or 1.3% of the Company's total revenue in 1998. In addition to receiving less rent, the Company will incur costs for tenant improvements and leasing commissions upon re-leasing the space, which we estimate will total between $750,000 and $1 million.

Management believes that the Company's sources of capital as described under Liquidity and Capital Resources are adequate to meet its liquidity needs in the reasonably foreseeable future.

FUNDS FROM OPERATIONS ("FFO")
The Company considers FFO to be a useful measure of the operating performance of an equity REIT because, together with net income and cash flows, FFO provides investors with an additional basis to evaluate the ability of a REIT to support general operating expense and interest expense before the impact of certain activities, such as gains and losses from property sales and changes in the accounts receivable and accounts payable. However, it does not measure whether income is sufficient to fund all of the Company's cash needs including principal amortization, capital improvements and distributions to stockholders. FFO should not be considered an alternative to net income or any other GAAP measurement of performance, as an indicator of the Company's operating performance or as an alternative to cash flows from operating, investing or financing activities as a measure of liquidity. As defined by the National Association of Real Estate Investment Trusts ("NAREIT"), FFO is net income (computed in accordance with GAAP), excluding gains or losses from debt restructuring and sales of property, plus depreciation and amortization, and after adjustment for unconsolidated joint ventures. The Company reports FFO in accordance with the revised NAREIT definition. The measure of FFO as reported by the Company may not be comparable to similarly titled measures of other companies that follow different definitions.

                              FUNDS FROM OPERATIONS
                              (dollars in thousands)

                                                 Year ended December 31,
                                              1998       1997       1996
                                          --------   --------   --------
          Net income                        $5,055     $4,168     $3,807
          Add:  Depreciation and             3,979      4,003      3,428
          amortization
          Less: Gain on sale                (1,335)         -          -
                                          --------   --------   --------
          Funds from Operations             $7,699     $8,171     $7,235
                                          ========   ========   ========

The primary cause of the decline in FFO in 1998 compared to 1997 was an increase in general and administrative expenses as discussed under "Results of Operations". The increase in FFO from 1996 to 1997 was mostly caused by a decline in merger-related expenses and losses on the sale of mortgage-backed securities. FFO in 1997 also benefited from the Company's property acquisitions in 1996 and 1997.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS AND SCHEDULES



                                                                                 PAGE

Report of Independent Accountants                                                 21

Consolidated Balance Sheets as of December 31, 1998 and 1997                      22

Consolidated  Statements of Income for the years ended  December 31, 1998,  1997  23 and 1996

Consolidated  Statements of  Stockholders'  Equity for the years ended  December  24
31, 1998, 1997 and 1996

Consolidated  Statements  of Cash Flows for the years ended  December  31, 1998,  26
1997 and 1996

Notes to Consolidated Financial Statements                                        27

Schedule III - Real Estate and Accumulated Depreciation                           37


All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.


REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors and Stockholders
Franklin Select Realty Trust


In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Franklin Select Realty Trust at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PricewaterhouseCoopers LLP


San Francisco, California
January 20, 1999



C O N S O L I D A T E D  B A L A N C E  S H E E T S

FRANKLIN SELECT REALTY TRUST
In thousands except per share amounts
------------------------------------------------------------------------------
As of December 31, 1998 and 1997                               1998      1997
------------------------------------------------------------------------------
ASSETS

Real estate
  Rental property:
  Land                                                      $34,054   $38,787
  Buildings and improvements                                100,241   110,733
                                                         ---------------------
                                                            134,295   149,520
  Less: accumulated depreciation                             21,341    20,817
                                                         ---------------------
                                                            112,954   128,703
  Property held-for-sale, net of accumulated
  depreciation of $0 and $472 respectively                        -    12,395
                                                         ---------------------
  Real estate, net                                          112,954   141,098

Cash and cash equivalents                                     1,256     3,821
Mortgage-backed securities, available for sale                7,700       501
Note receivable                                               7,700         -
Deferred rent receivable                                      1,543     1,863
Deferred costs and other assets                               2,739     2,814
                                                         =====================
          Total assets                                     $133,892  $150,097
                                                         =====================

------------------------------------------------------------------------------
   LIABILITIES AND STOCKHOLDERS' EQUITY

   LIABILITIES:
   Debt                                                      $26,762   $42,487
   Tenant deposits, accounts payable and accrued expenses      1,807     1,391
   Distributions payable                                       1,641     1,645
                                                          ---------------------
             Total liabilities                                30,210    45,523
                                                          ---------------------
   Minority interest                                           9,181     9,258
                                                          ---------------------
   Commitments and contingencies (Notes 6 and 10)                  -         -

   STOCKHOLDERS' EQUITY:
     Common stock, Series A, without par value; stated
   value $10 per share; 50,000 shares authorized; 12,250
   shares issued and outstanding                             103,161   103,161
   issued and outstanding

     Common stock, Series B, without par value; stated
   value $10 per share; 1,000 shares authorized; 746 shares
   issued and outstanding                                      6,294     6,294
    Accumulated other comprehensive income                      (18)      (28)
     Accumulated distributions in excess of net income      (14,936)  (14,111)
                                                          ---------------------
             Total stockholders' equity                       94,501    95,316
                                                          =====================
             Total liabilities and stockholders' equity     $133,892  $150,097
                                                          =====================

 The accompanying notes are an integral part of these consolidated financial statements.


C ON S O L I D A T E D  S T A T E M E N T S  O F  I N C O M E


FRANKLIN SELECT REALTY TRUST
In thousands, except per share
amounts
-------------------------------------------------------------------
For the years ended December 31,          1998      1997      1996
1998, 1997 and 1996
-------------------------------------------------------------------

REVENUES:
  Rent                                 $17,635   $17,522   $13,926
  Interest, dividends, and other           302       204       642
                                     ------------------------------
    Total revenue                       17,937    17,726    14,568
                                     ------------------------------

EXPENSES:
  Property operating                     4,081     4,036     3,635
  Interest                               2,930     2,773       899
  Related party                          1,459     1,454     1,205
  General and administrative             1,076       648       642
  Consolidation                              -         -       695
  Loss on sale of mortgage-backed            -         -       151
securities
  Depreciation and amortization          3,979     4,003     3,427
                                     ------------------------------
    Total expenses                      13,525    12,914    10,654
                                     ------------------------------

Operating  income before gain on
   sales of properties and minority      4,412     4,812     3,914
interest Gain on sales of properties     1,335         -         -
                                     ------------------------------
Net income before minority interest      5,747     4,812     3,914
                                     ------------------------------
Minority interest                        (692)     (644)     (107)
                                     ------------------------------
NET INCOME                              $5,055    $4,168    $3,807
                                     ==============================


Net income per share, based on the
weighted average shares outstanding of
Series A common stock of 12,250, 12,250
and 13,830 for the  years ended
 December 31, 1998, 1997 and 1996,
  respectively                           $0.41      $.34      $.28
                                     ==============================

Distributions per share, based on
the weighted average shares
outstanding of Series A common
stock of 12,250, 12,250 and 13,343
  for the years ended December  31,
1998, 1997 and 1996, respectively        $0.48      $.45      $.44
                                     ==============================

-------------------------------------------------------------------


 The accompanying notes are an integral part of these consolidated financial statements.

C O N S O L I D A T E D  S T A T E M E N T S
O F  S T O C K H O L D E R S'  E Q U I T Y



FRANKLIN SELECT REALTY TRUST
In thousands
As of and for  the years ended December 31, 1998, 1997, and 1996


                                                   COMMON STOCK                     Accumulated        Accumulated
                                                                                      other          distributions
                                         Series A                     Series B     comprehensive       in excess of
                                    Shares        Amount    Shares     Amount         income           net income           Total
             ---------------------------------------------------------------------- ------------------- --------------- ----------
Balance, January 1, 1996,
restated                           14,145        $111,569    746      $6,294           $(164)          $(10,713)         $106,986
Dissenting stockholders'
interest                          (1,895)         (8,408)      -           -                -                  -          (8,408)
Comprehensive income:
   Net income                           -               -      -           -                -              3,807            3,807
   Unrealized loss on
     mortgage-backed
     securities                         -               -      -           -             (23)                  -             (23)
   Reclassification
adjustment for losses
included in net income
                                                                                          151                                 151
                                                                                                                  ----------------
Total comprehensive
income                                                                                                                      3,935
Cash distributions on
  common stock                          -               -      -           -                -            (5,860)          (5,860)
----------------------------- ------------ --------------- ------ ----------- ---------------- ------------------ ----------------
Balance,
  December 31, 1996                12,250         103,161    746       6,294             (36)           (12,766)           96,653
Comprehensive income:
   Net income                           -               -      -           -                -              4,168            4,168
   Unrealized gain on
     mortgage-backed
     securities                         -               -      -           -                8                  -                8
                                                                                                                  ----------------
Total comprehensive
income                                                                                                                      4,176
Cash distributions on
  common stock                          -               -      -           -                -            (5,513)          (5,513)
----------------------------- ------------ --------------- ------ ----------- ---------------- ------------------ ----------------
Balance,
  December 31, 1997                12,250         103,161    746       6,294             (28)           (14,111)           95,316
Comprehensive income:
Net income                              -               -      -           -                -              5,055            5,055
Unrealized gain on
  mortgage-backed
  securities                            -               -      -           -               10                  -               10
                                                                                                                  ----------------
Total comprehensive
income                                                                                                                      5,065
Cash distributions on
 common stock                           -               -      -           -                -            (5,880)          (5,880)
============================= ============ =============== ====== =========== ================ ================== ================
Balance,
  December 31, 1998                12,250        $103,161    746      $6,294            $(18)            $14,936          $94,501
============================= ============ =============== ====== =========== ================ ================== ================


 The accompanying notes are an integral part of these consolidated financial statements.

  C O N S O L I D A T E D  S T A T E M E N T S  O F  C A S H  F L O W S


FRANKLIN SELECT REALTY TRUST
In thousands
----------------------------------------------------------------------------
For the years ended December 31, 1998,1997 and      1998      1997     1996
1996
----------------------------------------------------------------------------

NET INCOME                                        $5,055    $4,168   $3,807
Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization                   4,163     4,171    3,440
   Gain on sales of properties                    (1,335)        -        -
   Loss on sale of mortgage-backed securities          -         -      151
   Minority interest                                 692       644      107
   (Increase) decrease in deferred rent              (29)       53       54
receivable (Increase) in other assets               (293)     (135)     (27)
   Increase in tenant deposits, accounts
payable,  and accrued expenses                       283       312      337
     and accrued expenses
   (Increase) decrease in advance rents               55       (26)     (38)
                                                 ---------------------------
                                                   3,536     5,019    4,024
                                                 ---------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES          8,591     9,187    7,831
                                                 ---------------------------

   Disposition (acquisition) of rental property   20,499   (16,383)  (1,428)
   Improvements to rental property                (1,778)     (784)    (627)
   Leasing commissions paid                         (388)     (652)    (339)
   (Acquisition) disposition of mortgage-back     (7,189)       85    6,534
securities
                                                 ---------------------------
NET CASH PROVIDED BY (USED IN) INVESTING          11,144   (17,734)   4,140
ACTIVITIES                                       ---------------------------

   Borrowings under notes payable                      -    23,938   16,222
   Repayment of notes payable                    (15,725)   (7,791) (16,781)
   Payment of loan costs                               -      (288)    (599)
   Repurchase of dissenting stockholders'              -         -   (8,408)
interest
   Distributions paid to stockholders and         (6,575)   (6,049)  (6,033)
minority interest
                                                 ---------------------------
NET CASH (USED IN) PROVIDED BY FINANCING         (22,300)    9,810  (15,599)
ACTIVITIES
                                                 ---------------------------

NET (DECREASE) INCREASE IN CASH AND CASH         (2,565)     1,263   (3,628)
EQUIVALENTS
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR       3,821     2,558    6,186
                                                 ===========================
CASH AND CASH EQUIVALENTS, END OF YEAR            $1,256    $3,821   $2,558
                                                 ===========================

Supplemental cash flow information and non-cash investing and financing activities - Notes 2 and 4.

----------------------------------------------------------------------------

 The accompanying notes are an integral part of these consolidated financial statements.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BUSINESS ACTIVITY
Franklin Select Realty Trust (the "Company") (formerly Franklin Select Real Estate Income Fund) is a California corporation formed on January 5, 1989 for the purpose of investing in income-producing real property. Franklin Properties, Inc. (the "Advisor", or "management") manages the Company's day-to-day operations under the terms of an advisory agreement that is renewable annually. On May 7, 1996, Franklin Real Estate Income Fund ("FREIF") and Franklin Advantage Real Estate Income Fund ("Advantage") merged into the Company. In connection with the Merger of the three companies (the "Merger"), the Company issued approximately 7,945,000 shares of Series A common stock and 559,718 shares of Series B common stock in exchange for 3,363,877 and 3,013,713 shares of Series A common stock and 319,308 and 124,240 shares of Series B common stock of FREIF and Advantage, respectively, in each case excluding dissenting shares. The Merger was accounted for as a combination of entities under common control.

On November 1, 1996, the Company purchased approximately 635,638 shares of FREIF Series A common stock and 1,077,667 shares of Company Series A common stock from shareholders who had elected to exercise dissenter's rights pursuant to Chapter 13 of the California General Corporation Law.

At December 31, 1998, the Company's real estate portfolio consisted of ownership interests in seven properties: four industrial research and development properties, and three suburban office properties.

BASIS OF PRESENTATION
The accompanying consolidated financial statements of the Company include all accounts of the Company and its majority owned partnership, FSRT L.P. ("FSRT"). The Company is the sole General Partner of FSRT. All significant intercompany amounts and transactions have been eliminated.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Property held-for-sale is held at the lower of cost or fair value. Property is designated available-for-sale when it is being actively marketed and the sale of the property is anticipated within twelve months.

CASH AND CASH EQUIVALENTS
Cash and cash equivalents include cash on hand, demand deposits with banks, debt instruments with original maturities of three months or less, and money market funds, which are readily convertible into cash. Due to the relatively short-term nature of these investments, the carrying value approximates fair value.

MORTGAGE-BACKED SECURITIES
Mortgage-backed securities held by the Company are classified as available for sale and are carried at fair value. The resulting unrealized gains and losses are reported as a component of other comprehensive income within stockholders' equity until realized. Realized gains and losses are recognized on the specific identification method and are included in earnings.

DEFERRED COSTS
Lease commissions are deferred and amortized using the straight-line method over the term of the related lease. Loan fees and loan costs are deferred, amortized and recorded in interest expense using the straight-line method, which approximates the effective interest method, over the term of the related loan.

RENTAL REVENUES
Rental revenues are recorded on the straight-line method to reflect scheduled rent increases and free rent over the related lease term. As a result, a deferred rent receivable is created when rental receivables are less than the amount earned using the straight-line method or when rental income is recognized during free rent periods of a lease.

INCOME TAXES
The Company is a real estate investment trust ("REIT"), having elected to qualify as a REIT under the applicable provisions of the Internal Revenue Code since 1989. Under the Internal Revenue Code and applicable state income tax law, a qualified REIT is not subject to income tax if at least 95% of its taxable income is currently distributed to its stockholders and other REIT tests are met. The Company is in compliance with these tests. Accordingly, no provision is made for income taxes in these financial statements.

CONCENTRATIONS OF CREDIT RISK
Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of mortgage-backed securities and operating leases with tenants.

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

NEW PRONOUNCEMENTS BY THE FINANCIAL ACCOUNTING STANDARDS BOARD

The Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130"), which establishes the disclosure requirements for reporting comprehensive income. Comprehensive income for the Company includes unrealized gains and losses on mortgage-backed securities currently reported as components of stockholders' equity. FAS 130 requires the Company to classify items of comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately in the equity section of the consolidated balance sheet.

The Company has adopted Statement of Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information", ("FAS 131"), which establishes new requirements for reporting segment
information.   The Company has determined that it has one reportable segment under FAS 131.

NOTE 2 - REAL ESTATE SALES

On January 21, 1998, the Company sold a 12.5-acre parcel of undeveloped land that was acquired in June 1997. Net proceeds of $4,471,000 were received and of that amount approximately $4,100,000 was used to repay the line of credit and the Company retained the remainder. Gain from sale of the property amounted to approximately $170,000.

On July 1, 1998, the Company sold Carmel Mountain Gateway Plaza for a gross
price of $8,900,000.   Approximately $8,600,000 was used to repay the line of
credit and the Company retained the remainder. Gain from sale of the property amounted to approximately $382,000.

On November 17, 1998 the Company sold Mira Loma and Glen Cove. These two properties were sold for a gross price of $15,400,000 under an installment sale contract in which $7,700,000 was paid to the Company at closing on November 18, 1998. The balance of $7,700,000 was paid to the Company on January 5, 1999, under the terms of a note receivable. This note, which was included as a Note Receivable at December 31, 1998, bore interest at 8% annually which was paid at maturity. Approximately $800,000 of the net sale proceeds were used to repay the outstanding balance of the Company's line of credit, and the remainder was held by the Company for general corporate purposes. Gain from sale of these properties was approximately $783,000.

NOTE 3 - MORTGAGE-BACKED SECURITIES, AVAILABLE FOR SALE

Mortgage-backed securities, available for sale at December 31, 1998, and 1997, were as follows:

(IN THOUSANDS)                                              1998        1997
                                                         -----------------------

Amortized cost                                             $7,718       $529
Unrealized loss                                               (18)       (28)
                                                         =======================
Fair value                                                 $7,700       $501
                                                         =======================

Mortgage-backed securities, available for sale at December 31, 1998, had a coupon rate of between 6.88% and 7.22% and maturities between 2017 and
2024.   At purchase, the securities yielded 5.6% and 6.9%, respectively.

NOTE 4 - DEBT

At December 31, 1998 and 1997 debt was comprised of the following:

(IN THOUSANDS)                                             1998        1997
                                                    ------------------------
FAIRWAY CENTER
Bonds payable, net of prepaid reserve of $207,000,
collateralized by a lien, including serial bonds
maturing through October 1, 2016, at interest
rates ranging from 4.00% to 6.50%, and term bonds
maturing October 1, 2026, at an interest rate
of 6.625%. The payments on the bonds are calculated
in an amount sufficient to fully amortize the
indebtedness.                                            $2,418      $2,453

HATHAWAY BUSINESS PARK
Note payable, collateralized by a deed of trust.
The note bears interest at a fixed rate of
7.75%.   The combined interest and principal
payment of $30,786 is payable monthly until
maturity in 2003.                                         3,484       3,580

TANON BUILDING
Note payable, collateralized by a deed of trust.
The note bears interest at a fixed rate of
8.47%.   The combined interest and principal
payment of $41,445 is payable monthly until
maturity in 2004.                                         5,070       5,134

LAM RESEARCH BUILDINGS
Notes payable, collateralized by deeds of trust.
The two notes bear interest at a fixed rate of
8.44%.  The combined principal and interest
payment of $129,969 is payable monthly until
maturity in 2006.                                         15,790      16,007

GLEN COVE
Note payable, collateralized by a deed of trust.
The note bears interest, payable monthly, at the
lender's Reference Rate plus 1.5% (aggregating 10% at
December 31, 1998), together with monthly
principal payments of $3,700 until maturity in
1999.                                                          -       1,848

CARMEL MOUNTAIN
Note payable, collateralized by a deed of trust.
The note bears interest, payable monthly, at the
lender's Reference Rate plus 1.5% (aggregating 10% at
December 31, 1998), together with variable monthly
principal payments until maturity in 1999.                     -       2,265

                                                    ------------------------
      TOTAL NOTES AND BONDS PAYABLE                       26,762      31,287
SECURED LINE OF CREDIT
Interest is payable monthly based on the London
Interbank Offer Rate ("LIBOR"), or the bank's
reference rate, plus 1.9%.  The line of credit
matures in July 1999.                                         -      11,200
                                                    ------------------------
                                                        $26,762     $42,487
                                                    ========================

Each of the Company's debt facilities outstanding at December 31, 1998 has associated prepayment penalties. Loans secured on the Hathaway, Tanon and Lam properties carry yield maintenance prepayment penalties and the bonds secured by the Fairway center can be prepaid commencing October 2001 with a 1% penalty.

Aggregate principal payments required in future years related to notes and bonds payable are as follows:

                          (IN THOUSANDS)

                          1999                    $450
                          2000                     485
                          2001                     527
                          2002                   3,591
                          2003                     479
                          Thereafter            21,230
                                          -------------
                                               $26,762
                                          =============

In December 1998, the Company renewed a $25 million revolving secured line of credit agreement with a bank to provide funding for future acquisitions and working capital. Borrowings under the line of credit bear interest at the applicable London Interbank Offering Rate, or at the bank's reference rate, plus 1.9% and are secured by three of the Company's rental properties. The weighted average interest rate paid during 1998 under the line of credit was 7.6%. Among other covenants, the agreement restricts payment of quarterly dividends to an amount not to exceed 98% of funds from operations, as defined in the agreement. The line of credit agreement expires in July 1999 at which time the outstanding balance is due and payable. The Company has the option to either extend the line for an additional six months upon payment of a fee equal to 0.125% of the total line or convert amounts outstanding at the maturity date to a five year term note under the same variable interest rate structure. In addition, the Company pays an annualized fee of .25% of the
unused portion of the line of credit, payable quarterly.   At December 31,
1998 this credit facility was unused.

For the years ended December 31, 1998, 1997 and 1996, interest paid was $2,742,000, $2,618,000 and $773,000, respectively.

Management estimates that the carrying amount of aggregate debt approximates fair value based on a comparison to interest rates available for debt with similar terms and maturities

NOTE 5 - COMMON STOCK AND INCOME PER SHARE

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

The Series B common stock held by the Advisor may be exchanged for Series A common stock when the Series A common stock achieves certain trading prices for 20 consecutive trading days. The Series B shares become eligible for exchange for a total of 622,395 Series A shares when the trading price of the Series A shares is between $8.42 and $11.33. To date, the market price of the Series A shares has not met these conditions and thus the Series B shares are not currently convertible. The rates of exchange and trading prices will be subject to change under certain circumstances as provided in the Exchange Rights Agreement.

In October 1997, 1,625,000 limited partnership units (the "FSRT Units") became eligible for exchange into a like number of Series A common shares in the Company in accordance with the partnership agreement of FSRT. No units were exchanged for common stock during the year. The Company filed a related shelf registration on Form S-3 that became effective on December 10, 1997. The FSRT Units are entitled to receive quarterly distributions of $0.121 per unit, subject to periodic annual increases, as specified in the partnership agreement. Residual cash flow after distributions to the FSRT Units is distributable to the Company. In the future, the Company may contribute its remaining assets to FSRT at which time the distribution rate on the FSRT Units may be modified at the Company's discretion in accordance with the partnership agreement. The Company is subject to certain restrictions regarding the sale or refinance of the properties owned by FSRT.

For the purposes of determining the weighted average number of shares to be used in the net income per share calculation, approximately 1.9 million shares attributable to the dissenting shareholders of FREIF and Advantage were deemed to be share equivalents during the period May 7, 1996 to November
1, 1996.    The convertible partnership units are deemed anti-dilutive;
consequently there is no difference between basic and diluted earnings per share. In addition, because the Series B shares are not currently convertible, they are not included in the earnings per share calculation.

NOTE 6 - RENTAL INCOME

The Company's rental income from commercial properties is received principally from tenants under non-cancelable operating leases. The tenant leases typically provide for guaranteed minimum rent plus contingent rents. Minimum future rentals on non-cancelable tenant operating leases at December 31, 1998 are as follows:
(IN THOUSANDS)

1999              $13,002
2000               12,451
2001               11,087
2002                9,245
2003                5,525
Thereafter         37,185
               -----------
                  $88,495
               ===========

Minimum future rentals do not include reimbursements of property operating expenses which were $2,125,000, $2,141,000, and $1,725,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

During the years ended December 31, 1998, 1997 and 1996, tenants whose base rental revenues comprised more than 10% of base rental revenues were Lam Research Corporation and Continental Casualty Company who together represented 28%, 31% and 14% of those revenues, respectively.


NOTE 7 - RELATED PARTY TRANSACTIONS

The Company has an agreement with the Advisor to administer the day-to-day operations of the Company. Under the terms of the agreement, which is renewable annually, the Advisor receives an annualized fee equal to 0.5% of the Company's gross real estate assets, defined generally as the book value of the assets before depreciation, payable quarterly. The fee will be reduced to 0.4% for gross real estate assets exceeding $200 million.

The Company's properties are managed by Continental Property Management Co. ("CPMC"), an affiliate of the Advisor. The Company pays a property management fee, leasing commission and construction supervision fee to CPMC based on actual services performed. The fees paid to CPMC do not include any fees or expenses paid to on-site property managers or leasing commissions paid to third parties, both of which are borne by the Company.

The agreements between the Company and the Advisor, or affiliates of the Advisor, provide for certain types of compensation and payments including, but not limited to, the following for the years ended December 31, 1998, 1997 and 1996:


In thousands                                     1998        1997       1996
                                          -----------------------------------

Related Party expense:
    Advisory fee                                 $753        $766       $551

    Reimbursement for data processing,
accounting and certain other expenses              84          61         63

    Property management fee                       622         627        591
                                          -----------------------------------
                                               $1,459      $1,454     $1,205

Leasing commissions, capitalized and
amortized over the term of the related lease     $217        $196        $28

Construction supervision fee,
capitalized and Amortized over the life
of the related investment or the term of
the related lease, as applicable                  $80         $31        $33


The Company's Board of Directors (including all of its Independent Directors) have determined that the compensation paid to the Advisor and to CPMC is fair and reasonable to the Company.

At December 31, 1998 and 1997, cash equivalents included $759,000 and $3,563,000, respectively, which was invested in Franklin Money Fund, an investment company managed by an affiliate of the Advisor. Distributions earned from Franklin Money Fund totaled $148,000, $135,000 and $60,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

The Advisor and its parent company, Franklin Resources, Inc, are co-defendants in lawsuits brought against the Company described in Note 10.

At December 31, 1998 and 1997, accrued expenses included $168,000 and $210,000, respectively, payable to the Advisor or its affiliates.

NOTE 8 - DISTRIBUTIONS

The allocation of cash distributions per share for individual stockholders' income tax purposes, as reported on Internal Revenue Service Form 1099-DIV, for the years ended December 31, 1998, 1997 and 1996 was as follows:


                                      Ordinary    Return of   Capital      Total
Year Paid                               Income      Capital    Gain        Paid
-------------------------------- -------------- ------------ --------- ---------

Franklin Select Realty Trust

     1998                                $0.35        $0.04     $0.09     $0.48
     1997                                $0.40        $0.04         -     $0.44
     1996                                $0.42        $0.02         -     $0.44

Franklin Real Estate Income Fund

     1996 (to May 7, 1996)               $0.18        $0.03         -     $0.21

Franklin Advantage Real Estate Income Fund

     1996 (to May 7, 1996)               $0.19        $0.03         -     $0.22

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

NOTE 9 - SUPPLEMENTARY QUARTERLY FINANCIAL DATA (UNAUDITED)


In thousands, except per share amounts.

                                                                    THREE MONTHS ENDED
                        ------------------------ ---------------------- ------------------------------ ----------------------------
                                 MARCH 31, 1998          JUNE 30, 1998             SEPTEMBER 30, 1998            DECEMBER 31, 1998
                        ------------------------ ---------------------- ------------------------------ ----------------------------
Revenue                                  $4,593                 $4,832                         $4,339                       $4,173
Net income                               $1,200                 $1,152                         $1,082                       $1,621
Net income per share                       $.10                   $.09                           $.09                         $.13

                                                                    THREE MONTHS ENDED
                        ------------------------ ---------------------- ------------------------------ ----------------------------
                                 MARCH 31, 1997          JUNE 30, 1997             SEPTEMBER 30, 1997            DECEMBER 31, 1997
                        ------------------------ ---------------------- ------------------------------ ----------------------------
Revenue                                  $4,132                 $4,502                         $4,491                       $4,601
Net income                               $1,079                 $1,095                         $1,074                         $920
Net income per share                       $.09                   $.09                           $.09                         $.08

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

While the outcome of litigation of these claims cannot be predicted with certainty, the Company's management does not believe that the outcome of litigation of these matters will have a material adverse effect on the Company's financial condition, results of operations or cash flows.


NOTE 11 - COMMITMENTS AND CONTINGENCIES

Management is currently considering a number of options regarding remediation of certain defects in the window system at Fairway Center. The Company has received $525,000 from third parties and expects to receive an additional $312,500 in final settlement of litigation on this matter. Settlement amounts received are included in accrued expenses as the Company evaluates various options to remedy the defects. Present alternatives to correct the defects being investigated include an option to replace a portion of the window system which is estimated to cost $1.5 million. Any additional costs to correct the defects over amounts received from settlement are expected to be capitalized and amortized over the remaining estimated useful life of the building. Any remediations are expected to be funded from cash flow from operations, the liquidation of investments and the Company's existing debt facilities.

R E A L  E S T A T E  A N D  A C C U M U L A T E D  D E P R E C I A T I O N


 FRANKLIN SELECT REALTY TRUST
 As of December 31, 1998
 In thousands
                                                                  COST CAPITALIZED
                                     INITIAL                       SUBSEQUENT TO                            GROSS AMOUNT AT WHICH
                                  COST TO FUND                      ACQUISITION                          CARRIED AT CLOSE OF PERIOD

                                                                                                                     Life on Which
                                                                                                                    Depreciation in
                                                                      Buildings          Accumu-                        Latest
                                                                         And              lated    Year of             Operations
                         Encum-                     Improve-           Improve-          Deprecia- construc-  Date    Statement is
Description             brances    Land   Buildings  ments     Land     ments     Total    tion      tion    Acquired  Computed
---------------------------------------- -------- --------- ------------------------------------- --------- -----------------------
The Shores
Redwood City, CA       (Note 4)  $7,033  $20,499    $2,323   $7,033   $22,822    $29,855 $7,073     82, 87     09/89        35

Data General Building
Manhattan Beach, CA           -   5,372   16,994     3,787    5,372    20,781     26,153  6,446         82     12/89        35

Northport Buildings
Fremont, CA            (Note 4)   2,874    8,708       662    2,874     9,370     12,244  2,685         85     01/91        35

Fairway Center         (Note 4)
Brea, CA                 $2,418   7,430   14,273     1,508    7,430    15,781    23,211   3,413         87     01/92        35

Lam Research Buildings
Fremont, CA              15,790   7,337   19,591         -    7,337    19,591    26,928   1,213         96     10/96        35

Tanon Building
Fremont, CA               5,070   1,855    6,680       161    1,855     6,841     8,696     341         83     4/97         35

Hathaway Business Park
Fremont, CA               3,484   2,153    5,015        40    2,153     5,055     7,208     170         85     11/97        35

                      ------------------ -------- --------- -------- --------- -----------------
    Total real estate   $26,762 $34,054  $91,760    $8,481  $34,054  $100,241  $134,295 $21,341
======================================== ======== ========= ======== ========= ===================================================


R E A L  E S T A T E  A N D  A C C U M U L A T E D  D E P R E C I A T I O N

NOTES:

(1)   The aggregate cost for federal income tax purposes is $127,724.

(2)   RECONCILIATION OF REAL ESTATE

                                         1998        1997           1996
                                  ---------------------------------------

      Balance  at   beginning  of    $162,387    $141,625       $114,070
      period

      Dispositions                   (28,870)           -              -

      Additions during period:

      Acquisitions                          -      19,781         26,928

      Improvements  and  carrying       1,778         981            627
      costs
                                  ---------------------------------------

      Balance at end of period       $134,295    $162,387       $141,625
                                  =======================================

(3)   RECONCILIATION OF ACCUMULATED DEPRECIATION

                                         1998        1997           1996
                                  ---------------------------------------

      Balance  at   beginning  of     $21,289     $17,583        $14,416
      period

      Dispositions                    (3,554)           -              -

      Depreciation   expense  for       3,606       3,706          3,167
      the period
                                  ---------------------------------------

      Balance at end of period        $21,341     $21,289        $17,583
                                  =======================================

(4) These assets are pledged as collateral under the Company's $25 million line of credit which was unused at December 31, 1998.


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                   PART III

The information required by Items 10 through 12 of Part III is incorporated herein by reference from the Company's Proxy Statement which will be mailed to stockholders in connection with the Company's annual meeting of stockholders scheduled to be held on April 27, 1999.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company is managed by the Advisor under the terms of an Advisory Agreement, which is renewable annually and is subject to the overall approval of the Board of Directors, a majority of whom are independent of the Advisor. The Company pays the Advisor, as an asset management fee, an annualized fee of 0.5% of the book value of its real estate assets before depreciation. This fee is reduced to 0.4% of the book value before depreciation of real estate assets exceeding $200 million. The fee is calculated and paid at the end of each fiscal quarter of the Company, based on the real estate assets at the end of such quarter. The properties formerly owned by FREIF and Advantage became subject to the Company's advisory fee structure upon the Merger of FREIF and Advantage into and with the Company in May 1996. The Advisory fee paid to the Advisor during the year ended December 31, 1998, is stated in the table below.

The Company pays all expenses of its operations except for the following, which are borne by the Advisor; (i) employment expenses of the Company's Chairman, President, Senior Vice President, Chief Financial Officer, Secretary and of the Company's directors who are also officers of the Advisor, (ii) office expenses of the Advisor, and (iii) overhead expenses of the Advisor not properly attributable to the performance of its duties and obligations under the Advisory Agreement.

The Advisor and its parent company, Franklin Resources, Inc, are co-defendants in lawsuits brought against the Company described in Item 3 - "Legal Proceedings" above and in the Notes to the Financial Statements.

All of the Company's properties are managed by Continental Property Management Co. ("CPMC"), an affiliate of the Advisor. The Company pays a property management fee, leasing commission and construction supervision fee to CPMC based on actual services performed. The fees paid to CPMC do not include any fees or expenses paid to on-site property managers or leasing commissions paid to third parties, both of which are borne by the Company. The fees paid to CPMC for the year ended December 31, 1998, are listed in the table below.

During the year ended December 31, 1998, the Company paid or accrued the following amounts for the reimbursements and services noted above:

Advisory fee, charged to related party expense                         $753
Reimbursement for data processing, accounting and certain
  other expenses charged to related party expense                       $84
Property management fee, charged to related party expense              $622
Leasing commission,  capitalized and amortized over the term of        $217
the related lease
Construction supervision fee, capitalized and amortized over
  the  life  of  the  related  investment  or the  term  of the         $80
related lease

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

                                   PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. The financial statements of the Company included in Item 8 of this report are listed on the index on page 20.
    2. The supplemental financial statement schedule of the Company included in Item 8 of this report is found on page 37.
    3.   Exhibits:

   Exhibit
   NO.      LIST OF EXHIBITS                                           FOOTNOTE
    3.1  Articles of Incorporation                                           (1)
    3.2  First Amendment to Articles of Incorporation                        (2)
    3.2a Second Amended and Restated Bylaws of Franklin Select Realty Trust (2) 10.1* Amended and Restated Advisory Agreement
   10.2  Property Management Agreement                                       (3)
   10.3  Agreement of Limited Partnership of FSRT, L.P. between the Company and Northport Associates No. 18, a California limited
         liability company, dated as October 30, 1996.                       (4)
   10.4 Contribution Agreement, dated as of October 30, 1996, between FSRT, L.P., the Company, Northport Associates No. 18, a California limited liability company, and the members of Northport Associates No. 18. (4)
   10.5 Exchange Rights Agreement, dated as of October 30, 1996, among the Company, FSRT L.P., and Northport Associates No. 18, a
         California limited liability company.                               (4)
   10.6  Registration Rights Agreement, dated as of October 30, 1996, among the Company and Northport Associates No. 18, a California limited
         liability company.                                                  (4)
   10.7 Secured line of credit loan agreement, dated December 10, 1996, by and between the Company and Bank of America.
   21.1* Subsidiaries of the Company.
   23.1* Consent of independent accountants
   27.1* Financial data schedule
    *    Filed herewith.

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

(b)       Reports filed on Form 8-K
         During the quarter ended December 31, 1998, the Company filed reports on Form 8K as follows:
  (i) On December 2, 1998, the Company filed a report dated July 1, 1998, (date of earliest event reported). This report contained information about the sale of its three retail properties i.e. Carmel Mountain Gateway Plaza, Mira Loma Shopping Center and Glen Cove Center.
 (ii) On December 15, 1998, the Company filed a report dated December 3, 1998 (date of earliest event reported). This report contained information about Tanon Manufacturing, Inc., a tenant that filed a bankruptcy petition under Chapter 11 of the United States Bankruptcy Code.

SIGNATURE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    FRANKLIN SELECT REALTY TRUST
                                                    (Company)


Date:       MARCH 3, 1999                 By:        S/ DAVID P. GOSS
     ------------------------------                  -----------------
                                                        David P. Goss
                                                        Chief Executive Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company, and in the capacities and on the dates indicated.



SIGNATURE                     TITLE                       DATE
---------                     -----                       ----


s/David P. Goss               Chief Executive Officer,     March 3, 1999
----------------------------- and Director              ------------------------
David P. Goss

s/Barry C. L. Fernald         Director1                    March 3, 1999
-----------------------------                           ------------------------
Barry C. L. Fernald

s/Lloyd D. Hanford, Jr.       Director1                    March 3, 1999
-----------------------------                           ------------------------
Lloyd D. Hanford, Jr.

s/Egon H. Kraus               Director1                    March 3, 1999
-----------------------------                           ------------------------
Egon H. Kraus

s/Frank W. T. LaHaye          Director1                    March 3, 1999
-----------------------------                           ------------------------
Frank W. T. LaHaye

s/Larry D. Russel             Director1                    March 3, 1999
-----------------------------                           ------------------------
Larry D. Russel

s/E. Samuel Wheeler           Director1                    March 3, 1999
-----------------------------                           ------------------------
E. Samuel Wheeler



1 Independent Director

                                  Exhibit 10.1

                    Amended and Restated Advisory Agreement

                             AMENDED AND RESTATED
                              ADVISORY AGREEMENT
                                    between
                         FRANKLIN SELECT REALTY TRUST
                                      and
                           FRANKLIN PROPERTIES, INC.


            THIS AMENDED AND RESTATED ADVISORY AGREEMENT ("Agreement") is dated as of January 1, 1999, between FRANKLIN SELECT REALTY TRUST, a California corporation (the "Company"), and FRANKLIN PROPERTIES, INC., a California corporation (the "Advisor").

            WHEREAS, the Company and the Advisor entered into a certain agreement (the "Old Agreement") captioned "Advisory Agreement between Franklin Select Real Estate Income Fund and Franklin Properties, Inc.," dated as of March 1, 1989.

            WHEREAS, the Company and the Advisor entered into a certain agreement captioned "First Amendment to Advisory Agreement between Franklin Select Real Estate Income Fund and Franklin Properties Inc.," dated as of October 1, 1994, pursuant to which the Agreement was amended to reflect certain changes in the compensation paid to the Advisor as approved by the shareholders.

            WHEREAS, the Company and the Advisor desire to amend and restate the Old Agreement so that all of the terms between the Company and the Advisor are set forth in one agreement, as hereinafter set forth.

            NOW, THEREFORE, in consideration of the premises and of the mutual covenants in the Old Agreement and this Agreement, the parties agree as follows:

            1. DUTIES OF ADVISOR. The Advisor agrees to use its best efforts to present to the Company (a) a continuing and suitable investment program consistent with the investment policies and objectives of the Company and (b) investment opportunities of a character consistent with the investment program as the Directors may adopt from time to time. In performance of this undertaking, subject to the supervision of the Directors and upon their direction, and consistent with the provisions of the Articles of Incorporation and Bylaws of the Company, the Advisor shall:

                  (a) furnish or obtain and supervise the day-to-day operations of the Company;

                  (b) serve as the Company's investment and financial advisor and provide research, economic and statistical data in connection with the Company's investments and investment and financial policies;

                  (c) on behalf of the Company, investigate, select and conduct relationships with consultants, investment banks, lenders, mortgagors, brokers, investors, shareholders, transfer agents, builders, developers and others;

                  (d) consult with the Directors and furnish the Directors with advice and recommendations with respect to making, acquiring (by purchase, investment, exchange or otherwise), holding and disposing (through sale, exchange or otherwise) of investments consistent with the policies and provisions of the Company;

                  (e) on behalf of the Company, investigate, select and commit to purchase (subject to board approval) investments consistent with the policies and provisions of the Company and in accordance with the policies and guidelines established by the Directors, provided that actual investments shall be made only with the prior approval of a majority of a quorum of the Directors or by written consent of all Directors;

                  (f) obtain for the Directors such services as may be required in acquiring and disposing of investments, disbursing and collecting the funds of the Company, paying the debts and fulfilling the obligations of the Company and handling, prosecuting and settling any claims of the Company;

                  (g) obtain for the Company such services as may be required for property management, including property management services rendered by an affiliate of the Advisor, and other activities relating to the investment portfolio of the Company;

                  (h) advise in connection with and conduct negotiations by or on behalf of the Company with investment banking firms, securities brokers or dealers and other institutions or investors for public or private sales of Shares or other securities of the Company, or obtain loans for the Company, but in no event in such a way that the Advisor could be deemed to be acting as a broker-dealer or underwriter;

                  (i)         provide,   at  the  Company's  expense,   office
space, office furnishings, personnel and other overhead items necessary and incidental to the Company's business and operations;

                  (j) from time to time or at any time requested by the Directors, make reports to the Directors of its performance of services under this Agreement;

                  (k) obtain appraisal reports, where appropriate, on investments or contemplated investments of the Company;

                  (l) provide, at the Company's expense and at the direction of the Board of Directors, accounting and related services necessary to the preparation of the Company's financial statements, regulatory filings, and tax returns; and

                  (m) do all things necessary to assure its ability to render the services described in this Agreement.

            2. NO PARTNERSHIP OR JOINT VENTURE. The Company and the Advisor are not partners or joint venturers with each other and nothing in this Agreement shall be construed to make the parties partners or joint venturers or impose any liability as a partner or joint venturer on either of them.

            3. RECORDS. At all times, the Advisor shall keep proper books of account and records relating to services performed under this Agreement, which shall be accessible for inspection by the Company at any time during ordinary business hours.

            4. REIT QUALIFICATIONS. Notwithstanding anything else in this Agreement, the Advisor shall refrain from any action (including, without limitation, performing services for tenants of property or managing or operating real property) which, in its sole judgment made in good faith or in the judgment of the Directors of which the Advisor has written notice, would adversely affect the status of the Company as a real estate investment trust as defined and limited in the Code, which would violate any law, rule, regulation or statement of policy of any governmental body or agency having jurisdiction over the Company or over its securities, or which would otherwise not be permitted by the Company's Bylaws.

            5. BANK ACCOUNTS. The Advisor, at the expense of the Company, may establish and maintain one or more bank accounts in its own name, and may collect and deposit into any one or more accounts, and disburse from any account or accounts, any money on behalf of the Company, on the terms and conditions as the Directors may approve, provided that no funds shall be commingled with funds of the Advisor; and the Advisor shall from time to time give an appropriate accounting of collections and payments to the Directors and to the auditors of the Company.

            6. BOND. The Advisor, if and to the extent that the Directors require, shall maintain a fidelity bond with a responsible surety company in such amount as the Directors may require from time to time, covering all directors, officers, employees and agents of the Advisor handling funds of the Company and any investment documents or records pertaining to investments of the Company. The bond shall inure to the benefit of the Company in respect of losses of any property from acts of the directors, officers, employees and agents of the Advisor through theft, embezzlement, fraud, negligence, error or omission or otherwise. The premium for the bond shall be an expense of the Company.

            7. INFORMATION FURNISHED ADVISOR. The Directors shall at all times keep the Advisor fully informed with regard to the investment policy of the Company, the capitalization policy of the Company and, generally, their current intentions as to the future of the Company. In particular, the Directors shall notify the Advisor promptly of their intention to sell or otherwise dispose of any of the Company's investments or to make any new investment. The Company shall furnish the Advisor with a certified copy of all financial statements, a signed copy of each report prepared by independent certified public accountants and all other information with regard to the Company's affairs as the Advisor may reasonably request.

            8. CONSULTATION AND ADVICE. In addition to the services described elsewhere in this Agreement, the Advisor shall consult with the Directors, and shall, at the request of the Directors or the officers of the Company, give advice and recommendations with respect to other aspects of the business and affairs of the Company. In general, the Advisor shall inform the Directors of any factors, which come to its attention which the Advisor believes would influence the policies of the Company, except to the extent that giving that information would involve a breach of fiduciary duty.

            9.          DEFINITIONS.   As   used  in   this   Agreement,   the
following terms shall have the meanings indicated:


                  (a) "Affiliate" means as to any Person (i) any other Person directly or indirectly controlling, controlled by or under common control with such Person, (ii) any other person owning or controlling 10% or more of the outstanding voting securities or beneficial interest of such Person, (iii) any officer, director, trustee or general partner of such Person and (iv) if such other Person is an officer, director, trustee or partner of another entity, then the entity for which that Person acts in any such capacity.

                  (b) "Average Invested Assets" means for any period the average of the aggregate book value of the assets of the Company invested, directly or indirectly, in equity interests in and loans secured by real estate, before reserves for depreciation or bad debts or other similar non-cash reserves computed by taking the average of such values at the end of each month during such period.

                  (c) "Fiscal Year" means any period for which an income tax return is submitted to the Internal Revenue Service and which is treated by the Internal Revenue Service as a reporting period for the Company.

                  (d)  "Mortgage  Investment"  means the assets of the Company invested in any mortgage loans, mortgage-backed securities, notes, bonds or other evidences of indebtedness or obligations which are secured or collateralized by interests in real estate.

                  (e) "Net Income" means the total revenues of the Company for any period, computed on the basis of its results of operations for that period, after deduction of all expenses, excluding, however, any additions to reserves for depreciation or bad debts or other similar non-cash reserves.

                  (f) "Person" means an individual, corporation, partnership, joint venture, association, company, trust, bank or other entity, or government and any agency and political subdivision of a government.

                  (g) "Real Estate Assets" means for any calendar quarter, the aggregate book value of the assets of the Company on the last day of the quarter, invested directly or indirectly in interests in real estate, before reserves for depreciation, bad debts, or other similar non-cash reserves, as set forth in the Company's financial statements (which may be unaudited except as elsewhere provided in this Agreement), prepared quarterly on an accrual basis in accordance with generally accepted accounting principles. Real Estate Assets do not include Mortgage Investments.

            10. ADVISOR COMPENSATION (a) At the end of each calendar quarter or such other interval as the parties shall agree, the Company shall pay to the Advisor as compensation for the advisory services rendered to the Company hereunder an annualized fee equal to the sum of (a) one-half of one percent (.5%) of the Real Estate Assets up to and including $200,000,000 and
(b) four-tenths of one percent (.4%) of the Real Estate Assets, if any, in excess of $200,000,000.

                  (b)   The Board has commenced a review of various  strategic
alternatives available to Franklin Select Realty Trust (the "Company") which may lead to a merger or sale of the REIT and/or its assets. However, it is difficult to forecast how long this process may take or whether such a transaction will occur. The Board recognizes that under these circumstances it may be difficult for the Adviser to retain key employees necessary to the operation of the Company. Moreover, the Board acknowledges that the Company will derive substantial benefit in the execution of its strategic objectives if certain key employees are retained until the strategic review is complete. Therefore, the Board, on behalf of the company, may determine to establish a fund for the purpose of creating an incentive to certain key employees of the Advisor who might otherwise depart before the completion of the Board's strategic review. The fund will be disbursed at the discretion of the Board with the advice of the Advisor. Any such funds will be paid to Advisor and paid to employees.

            11. STATEMENTS. The Advisor shall furnish to the Company at least quarterly, beginning with the second calendar quarter of the term of this Agreement, a statement showing the computation of the fee payable in respect of the preceding calendar quarter under Section 10, even after the termination of this Agreement. The final settlement of any fees for each Fiscal Year shall be subject to adjustment in accordance with, and upon completion of, the annual audit of the Company's financial statement; any payment by the Company or repayment by the Advisor indicated as a result of the audit shall be made promptly after the completion of the audit and shall be reflected in the audited statements to be published by the Company.

            12.         COMPENSATION FOR ADDITIONAL SERVICES.

                  (a)  Where   appropriate   in  the  sole   judgment  of  the
Directors or the Advisor, an Affiliate of the Advisor may be retained to perform property management services for the Company.

                  (b) If and to the extent that the Company shall request the Advisor, or any director, officer, partner or employee of the Advisor, to perform services for the Company other than those required under this
Agreement, the additional services, if performed, will be compensated separately on terms to be agreed between that party and the Company.

            13.         EXPENSES  OF  THE  ADVISOR.   Without  regard  to  the
amount of compensation received under this Agreement by the Advisor, the Advisor shall bear the following expenses:

                  (a) employment expenses of the officers and directors of the Advisor;

                  (b) telephone, utilities, office furniture and furnishings and other office expenses of the Advisor; and

                  (c) miscellaneous administrative and other expenses of the Advisor not relating to the performance by the Advisor of its functions hereunder.

            14. EXPENSES OF THE COMPANY. Except as expressly otherwise provided in this Agreement, the Company shall pay all its expenses not expressly assumed by the Advisor, and without limiting the generality of the foregoing it is specifically agreed that the following expenses of the Company shall be paid by the Company and shall not be paid by the Advisor:

                  (a)   the cost of money borrowed by the Company;

                  (b) taxes on income and taxes and assessments on real property and all other taxes applicable to the Company;

                  (c) real estate brokerage and sales commissions with respect to the purchase or sale of real estate assets of the Company payable to real estate brokers who cooperate with the Advisor in such transactions, and brokerage and sales commissions with respect to the purchase or sale of Mortgage Investments payable to mortgage brokers who cooperate with the Advisor in such transactions;

                  (d) legal, accounting, underwriting commissions and fees and any other fees and costs, including due diligence, qualification of securities for sale in various states, listing of securities on a securities exchange, printing, engraving and other expenses and taxes incurred in connection with the issuance, distribution, transfer, registration, marketing and listing of the Company's securities, including compensation of employees of the Advisor and direct expenses of officers and employees of the Advisor and affiliates while directly engaged in such activities on behalf of the Company;

                  (e) fees, salaries and other employment costs, taxes and expenses paid to Directors, officers and employees of the Company, including persons who may be employees of the Advisor, other than officers of the Advisor, or of any company which controls, is controlled by or is under common control with the Advisor, incurred with respect to and allocable to the prudent operation and business of the Company, other than as provided under Section 13(a) above.

                  (f) fees and expenses paid to independent contractors, appraisers, consultants, managers and other agents retained by or on behalf of the Company and expenses (including expenses for Persons who may also be officers or employees of the Advisor) connected with the acquisition, financing, refinancing, disposition and ownership of real estate interests or other property, including insurance premiums, legal services, brokerage and sales commissions, maintenance, repair and improvement of property;

                  (g)  expenses  of  maintaining   and  managing  real  estate
interests;

                  (h) insurance as required by the Directors (including Directors' liability insurance);

                  (i)   the  expenses  of  organizing,   revising,   amending,
converting, modifying or terminating the Company;

                  (j) expenses connected with payments of dividends or interest or distributions in cash or any other form made or caused to be made by the Directors to holders of securities of the Company;

                  (k) all expenses connected with communications to holders of securities of the Company and the other bookkeeping and clerical work necessary in maintaining relations with holders of securities, including the cost of printing and mailing certificates for securities, proxy solicitation materials and reports to holders of the Company's securities;

                  (1)   the   cost   of   any   accounting,   statistical   or
bookkeeping equipment necessary for the maintenance of the books and records of the Company;

                  (m) transfer agent's, registrar's, dividend disbursing agent's, dividend reinvestment plan agent's and indenture trustee's fees and charges;

                  (n) legal, accounting and auditing fees and expenses not included in (d) and (f) of this Section 14; and

                  (o) other ordinary and necessary expenses of the business and affairs of the Company, other than those allocable to the Advisor under
Section 13 above.

            The Company shall reimburse the Advisor or its affiliates for the cost of rent, goods or materials furnished or advanced by them for the benefit of the Company, and for services rendered for the benefit of the Company. The Company's costs for services and goods provided by the Advisor to the Company shall be based upon the cost to the Advisor and an allocable portion of the actual compensation (including employment taxes and benefits) of Persons involved plus an appropriate share of overhead allocable to each Person who rendered services for the benefit of and on the business affairs of the Company. The amounts charged to the Company by the Advisor and its Affiliates shall not exceed those which the Company would be required to pay to independent parties for comparable rent, materials, goods or services.

            15.         REFUND BY ADVISOR.  In addition to the  provisions  of
Section 10 hereof, within 60 days after the end of any calendar year which begins following the date the Company first commences operations after reaching its minimum capital subscription amount, the Advisor will refund to the Company the amount, if any, by which the Operating Expenses (as defined in this Section 15) of the Company during such Calendar Year exceeded the greater of (a) 2% of the Average Invested Assets or (b) 25% of Net Income unless the Independent Directors of the Company shall have affirmatively determined that due to unusual and non-recurring factors, such higher level of Operating Expenses is justified for such year. For the purposes of this
Section 15, "Operating Expenses" during the Calendar Year means the aggregate annual expenses of every character regarded as Operating Expenses in accordance with generally accepted accounting principles, as determined by independent accountants selected by the Directors, including regular compensation payable to the Advisor, excluding, however, the following: (i) the cost of money borrowed by the Company; (ii) taxes on income and taxes and assessments on real property and all other taxes applicable to the Company;
(iii) expenses of acquiring, financing, refinancing, disposing of, maintaining, managing and owning real estate equity interests or other property (including the costs of legal services, brokerage and sales commissions, maintenance, repair and improvement of property); (iv) insurance as required by the Directors (including any Directors' liability insurance);
(v) expenses of organizing,  revising,  amending,  converting,  or terminating the Company; (vi) expenses connected with payments of dividends or interest or distributions in cash or any other form made or caused to be made by the Directors to holders of securities of the Company; (vii) all expenses connected with communications to holders of securities of the Company and the other bookkeeping and clerical work necessary in maintaining relations with holders of securities of the Company, including the cost of printing and mailing certificates for securities and proxy solicitation materials and reports to holders of securities of the Company; (viii) transfer agent's, registrar's, dividend disbursing agent's, warrant agent's, dividend reinvestment plan agent's and indenture trustee's fees and charges, (ix) other legal, accounting and auditing fees and expenses; and (x) non-cash expenditures (including depreciation, amortization and bad debt reserve).

            16. OTHER ACTIVITIES. Nothing in this Agreement shall prevent the Advisor or any of its officers, directors or employees or any of its affiliates from engaging in other business activities related to real estate investments, from making investments permitted to the Company by the Company's Bylaws or from acting as advisor to any other person or entity even though having investment policies similar to the Company (including another real estate investment trust). The Advisor and its officers, directors or employees and any of its Affiliates shall be free from any obligation to present to the Company any particular investment opportunity which comes to the Advisor or such persons, regardless of whether such opportunity is within the Company's investment policies, provided, that the Advisor will give due consideration to the investment objectives and financial capabilities of the Company in determining whether to present an investment opportunity to the Company or to another entity for which the Advisor provides similar services.

            17. TERM: TERMINATION OF AGREEMENT. This Agreement shall continue in force through December 31, 1999, and thereafter it may be renewed annually, subject to the approval thereof by a majority of the Independent Directors. Notice of renewal shall be given in writing by the Directors to the Advisor not less than 60 days before the expiration of this Agreement or of any extension of this Agreement. Notwithstanding any other provision to the contrary, this Agreement may be terminated for any reason upon 60 days' written notice by the Company to the Advisor or 180 days' written notice by the Advisor to the Company, in the former case by the action of the Directors, the Independent Directors or a majority of the shareholders of the Company.

            18. AMENDMENTS. This Agreement shall not be changed, modified, terminated or discharged in whole or in part except by an instrument in writing signed by both parties, or their respective successors or assigns, or otherwise as provided in this Agreement.

            19. ASSIGNMENT. This Agreement shall not be assignable by the Advisor without the consent of the Company, except an assignment to an Affiliate of the Advisor, or to a corporation, association, trust or other successor organization which may take over the property and carry on the affairs of the Advisor. A proper assignment or any other assignment of this Agreement by the Advisor shall bind the assignee under this Agreement and by the terms of the assignment in the same manner as the Advisor is bound. This Agreement shall not be assignable by the Company without the consent of the Advisor, except in the case of assignment by the Company to a corporation, association, trust or other organization which is a successor to the Company. The successor shall be bound under this Agreement and by the terms of said assignment in the same manner as the Company is bound.

            20. DEFAULT, BANKRUPTCY, ETC. At the option solely of the Directors, this Agreement shall be and become terminated immediately upon written notice of termination from the Directors to the Advisor if any of the following events shall occur:

                  (a) If the Advisor shall violate any provision of this Agreement, and after notice of the violation shall not have cured the default within thirty (30) days or begun action within thirty (30) days to cure the default which shall be completed with reasonable diligence; or

                  (b) If the Advisor shall be adjudged bankrupt or insolvent by a court of competent jurisdiction, or an order shall be made by a court of competent jurisdiction for the appointment of a receiver, liquidator or trustee of the Advisor or of all or substantially all of its property by reason of the foregoing, or approving any petition filed against the Advisor for its reorganization, and the adjudication or order shall remain in force or unstayed for a period of thirty (30) days; or

                  (c) If the Advisor shall institute proceedings for voluntary bankruptcy or shall file a petition seeking reorganization under the federal bankruptcy laws, or for relief under any law for the relief of debtors, or shall consent to the appointment of a receiver for itself or for all or substantially all its property, or shall make a general assignment for the benefit of its creditors, or shall admit in writing its inability to pay its debts generally as they become due.

            The Advisor agrees that if any of the events specified in subsections (b) and (c) of this Section 20 shall occur, it will give written notice of the event to the Directors within seven (7) days after the occurrence of the event.

            21. ACTION UPON TERMINATION. From and after the effective date of termination of this Agreement, pursuant to Sections 17, 19 or 20 herein, the Advisor shall not be entitled to compensation for further services performed after the date of termination, but shall be paid all compensation accruing to the date of termination, including compensation which may have been earned but deferred.

            The Advisor shall promptly upon termination:

                  (a) pay over to the Company all moneys collected and held for the account of the Company pursuant to this Agreement, after deducting any accrued compensation and reimbursement for its expenses to which it is then entitled;

                  (b) deliver to the Directors a full accounting, including a statement showing all payments collected by it and a statement of all moneys held by it, covering the period following the date of the last accounting furnished to the Directors;

                  (c) deliver to the Directors all property and documents of the Company then in the custody of the Advisor except for copies of documents, which the Advisor may keep; and

                  (d) cooperate with the Directors to provide an orderly management transition.

            22. CHANGE OF NAME. Upon termination of this Agreement by either party, the Directors shall forthwith cause the name of the Company to be changed to a name not containing the name "Franklin" or any approximations or abbreviations of that name and sufficiently dissimilar to that name as to be unlikely to cause confusion with that name.

            23. INDEMNIFICATION. The Advisor, its officers, directors, shareholders, employees, agents, subsidiaries and assigns shall be indemnified by the Company against any liability to the Company or its shareholders resulting from errors in judgment or other acts or omissions, whether or not disclosed, unless a court of competent jurisdiction determines that the liabilities or losses resulted from fraud, negligence, misconduct or other breach of fiduciary duty by that Person.

            24. MISCELLANEOUS. The Advisor assumes no responsibility under this Agreement other than to perform the services called for in good faith, and shall not be responsible for any action of the Directors in following or declining to follow any advice or recommendations of the Advisor. Neither the Advisor nor its shareholders, directors, officers or employees shall be liable to the Company, the Directors, the holders of securities of the Company or to any successor or assigns of the Company except by reason of acts constituting the negligent performance of their duties.

            25. NOTICES. Any notice, report or other communication required or permitted to be given hereunder shall be in writing unless some other method of giving such notice, report or other communication is accepted by the party to whom it is given, and shall be given by being delivered at the following addresses:

                  The Directors and/or the Company:

                  Franklin Select Realty Trust
                  777 Mariners Island Boulevard
                  San Mateo, California 94403-7777

                  The Advisor:

                  Franklin Properties, Inc.
                  777 Mariners Island Boulevard
                  San Mateo, California 94403-7777

Either party may at any time give notice in writing to the other party of a change of its address for the purpose of this Section 25.

            26. HEADINGS. The section headings have been inserted for convenience of reference only and shall not be construed to affect the meaning, construction or effect of this Agreement.

            27. GOVERNING LAW. The provisions of this Agreement shall be construed and interpreted in accordance with the laws of the State of California as they apply to agreements solely among California residents to be executed and performed entirely in California.

            28. EXECUTION. This instrument is executed and made on behalf of the Company by an officer who is a Director of the Company, not individually but solely as an officer pursuant to the Company's Bylaws and the obligations under this Agreement are not binding upon, nor shall resort be had to the private property of, any of the Directors, shareholders, officers, employees or agents of the Company personally, but bind only the Company.


            IN WITNESS WHEREOF, the parties have executed this Agreement as of the day and year first above written.

                              COMPANY:

                              FRANKLIN SELECT REALTY TRUST


                              By /s/ David P. Goss
                                     President

                              ADVISOR:

                              FRANKLIN PROPERTIES, INC.


                              By /s/ David P. Goss
                                     President



                                 Exhibit 21.1

                 Subsidiaries of Franklin Select Realty Trust


SUBSIDIARY NAME    STATE OF ORGANIZATION  NAME UNDER WHICH SUBSIDIARY IS DOING
                                          BUSINESS

FSRT L.P.          Delaware               FSRT L.P.


                                 Exhibit 23.1

                      Consent of independent accountants

We consent to the incorporation by reference in the registration statement of Franklin Select Realty Trust (the "Company") on Form S-3 (File No 333-38463) of our report dated January 20, 1999, on our audits of the consolidated financial statements and financial statement schedule of the Company as of December 31, 1998 and 1997 and for each of the three years in the period ended December 31, 1998, which is included in this Annual Report on Form 10-K.

PRICEWATERHOUSECOOPERS LLP

San Francisco, California
March 4, 1999