Form 10-Q
period 1999-03-31
FRANKLIN SELECT REALTY TRUST
filed 1999-05-12
CIK 845613

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           March 31, 1999
                               -------------------------------------------------

OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to
                              --------------------------------------------------


Commission file number                              1-12708
                        --------------------------------------------------------


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

Common Stock Shares Outstanding as of March 31, 1999, Series A:    12,250,372
Common Stock Shares Outstanding as of March 31, 1999, Series B:       745,584






                        PART I - FINANCIAL INFORMATION
                         ITEM 1. FINANCIAL STATEMENTS

                         FRANKLIN SELECT REALTY TRUST
                          CONSOLIDATED BALANCE SHEETS

                                                    (UNAUDITED)
                                                    MARCH 31,   December
    (In thousands, except per share amounts)        1999          31, 1998
    -----------------------------------------------------------------------

    ASSETS

    Real Estate
      Rental property:
        Land                                        $34,054        $34,054
        Buildings and improvements                  100,317        100,241
                                                    -----------------------
                                                    134,371        134,295
        Less: accumulated depreciation               22,172         21,341
                                                    -----------------------
              Real estate, net                      112,199        112,954

    Cash and cash equivalents                         3,378          1,256
    Mortgage-backed securities, available for sale   13,973          7,700
    Notes receivable                                     -           7,700
    Deferred rent receivable                          1,533          1,543
    Deferred costs and other assets                   2,727          2,739
                                                    =======================
              Total assets                         $133,810       $133,892
                                                    =======================

    LIABILITIES AND STOCKHOLDERS' EQUITY

    Notes and bonds payable                         $26,663        $26,762
    Tenant deposits, accounts payable and accrued     2,410          1,807
    expenses
    Distributions payable                             1,684          1,641
                                                    -----------------------
              Total liabilities                      30,757         30,210
                                                    -----------------------

    Minority interest                                 9,161          9,181
                                                    -----------------------

    Commitments and contingencies                        -              -

    Stockholders' equity:
      Common stock, Series A, without par value;
    stated value $10 per share; 50,000 shares       103,161        103,161
    authorized; 12,250 issued and outstanding

      Common stock, Series B, without par value;
    stated value $10 per share; 1,000 shares          6,294          6,294
    authorized; 746 issued and outstanding

      Accumulated other comprehensive income             76            (18)

      Accumulated distributions in excess of net    (15,639)       (14,936)
    income
                                                    -----------------------
              Total stockholders' equity             93,892         94,501
                                                    =======================
     Total liabilities and stockholders' equity    $133,810       $133,892
                                                    =======================

  The accompanying notes are an integral part of these consolidated financial statements.




                         FRANKLIN SELECT REALTY TRUST

          CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
              FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                  (Unaudited)



(in thousands except per share amounts)                1999        1998
------------------------------------------------------------------------

REVENUE:
  Ren     Rent                                       $3,869      $4,533
  Interest, dividends and other                         253          60
                                                ------------------------
    Total revenue                                     4,122       4,593
                                                ------------------------

EXPENSES:
  Property operating                                    806         909
  Interest                                              593         853
  Related party                                         313         376
  Depreciation and amortization                         925         993
  General and administrative                            541         271
                                                ------------------------
    Total expenses                                    3,178       3,402
                                                ------------------------
   Operating income before minority interest            944       1,191
   and sale of property
  Gain on sale of property                                -         170
                                                ------------------------
  Operating income before minority interest             944       1,361
  Minority interest                                     177         161
                                                ========================
NET INCOME                                             $767      $1,200
                                                ========================
 Unrealized gain (loss) on mortgage-backed               95          (2)
   securities
                                                ========================
Comprehensive income                                   $862      $1,198
                                                ========================

Net income per share, based on the weighted
average  shares outstanding of Series A common
stock of  12,250 for the three-month periods           $.06        $.10
ended  March 31, 1999 and 1998
                                                ========================

Distributions per share, based on the weighted
average shares outstanding of Series A common
stock of 12,250 for the three-month periods            $.12        $.12
ended March 31, 1999 and 1998
                                                ========================



  The accompanying notes are an integral part of these consolidated financial statements.




                         FRANKLIN SELECT REALTY TRUST

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   Unaudited

(In thousands)                                         1999     1998
---------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

NET INCOME                                             $767   $1,200
                                                   ------------------
Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization                        957    1,039
   Gain on sale of property                               -    (170)
   Minority interest                                    177      161
   Decrease (increase) in deferred rent receivable       10     (13)
   Decrease (increase) in other assets                   41    (252)
   Increase (decrease) in tenant deposits,
accounts payable and other liabilities                  483     (80)
                                                   ------------------
                                                      1,668      685
                                                   ------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES             2,435    1,885
                                                   ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of real estate                      -    4,471
   Improvements to real estate                          (76)    (112)
   Leasing commissions paid                            (124)     (54)
   Collection of notes receivable                     7,700        -
   (Purchase) sale of mortgage-backed securities     (6,179)      20
                                                   ------------------
NET CASH PROVIDED BY  INVESTING ACTIVITIES            1,321    4,325
                                                   ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of notes and bonds payable                 (99)  (4,211)
   Payment of loan costs                                (31)        -
   Distributions paid to limited partners               (77)    (161)
   Distributions paid to stockholders                (1,427)  (1,542)
                                                   ------------------
NET CASH USED IN FINANCING ACTIVITIES                (1,634)  (5,914)
                                                   ------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS             2,122      296
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD        1,256    3,821
                                                   ------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD             $3,378   $4,117
                                                   ==================



  The accompanying notes are an integral part of these consolidated financial statements.


                         FRANKLIN SELECT REALTY TRUST
                  Notes To Consolidated Financial Statements
                                March 31, 1999
                                   Unaudited

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Franklin Select Realty Trust (the "Company") included herein have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all appropriate adjustments necessary to a fair presentation of the results of operations have been made for the periods shown. All adjustments are of a normal recurring nature. Certain prior year amounts have been reclassified to conform to current year presentations. These financial statements should be read in conjunction with the Company's audited financial statements as of and for the year ended December 31, 1998.

NOTE 2 - NET INCOME PER SHARE

In October 1997, 1,625,000 limited partnership units (the "FSRT Units") became eligible for exchange into a like number of Series A common shares in the Company in accordance with the partnership agreement of FSRT. None of the partnership units have been exchanged for common stock. The convertible partnership units are deemed anti-dilutive to net income and consequently there is no difference between basic and diluted net income per share.

NOTE 3 - LITIGATION

The Company is currently defending the former directors of Franklin Advantage Real Estate Income Fund ("Advantage") against a purported class action complaint filed in the California Superior Court for San Mateo County on December 2, 1996 by two stockholders for themselves and purportedly on behalf of certain other minority stockholders of Advantage. Other defendants currently include Franklin Resources, Inc. and the Company's advisor, Franklin Properties, Inc. The complaint alleges that defendants breached fiduciary duties to plaintiffs and other minority stockholders in connection with the purchase by Franklin Resources, Inc. in August 1994 of a 46.6% interest in Advantage and in connection with the Merger of Advantage into the Company in May 1996, which was approved by a majority of the outstanding shares of each of the three companies involved. Plaintiffs also allege that defendants misstated certain material facts or omitted to state material facts in connection with these transactions.

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



                         FRANKLIN SELECT REALTY TRUST
                  Notes To Consolidated Financial Statements
                                March 31, 1999
                                   Unaudited


NOTE 3 - LITIGATION (continued)

While the outcome of litigation of these claims cannot be predicted with certainty, the Company's management does not believe that the outcome of litigation of these matters will have a material adverse effect on the Company's financial condition, results of operations or cash flows.

NOTE 4 - SUBSEQUENT EVENT

On April 21, 1999, the Company was notified that one property tenant, Tanon Manufacturing, Inc., elected to reject its lease under Chapter 11 of the United States Bankruptcy Code. The Company's rental income from this tenant was approximately $98,000 per month including operating expense reimbursements. The Company has commenced efforts to re-lease the property.




                         FRANKLIN SELECT REALTY TRUST


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion should be read in conjunction with Management's Discussion and Analysis included in the Company's 1998 Form 10-K.

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

Results of Operations

Comparison of the three-month periods ended March 31, 1999 and 1998

Total revenue for the three-month period ended March 31, 1999 decreased $471,000, or 10%, compared to the same period a year ago primarily due to the sale of the following properties: Carmel Mountain Gateway Plaza in July 1998 and Mira Loma Retail Shopping Center and Glen Cove Shopping Center in November 1998. In addition, the Company's revenues were affected by the departure on January 31, 1999 of Data General Corporation who vacated 34,000 square feet. To date, the company has re-leased approximately 29,000 square feet of space under leases that will commence rental payments during the second and third quarters of 1999. Partially offsetting these factors, were increased revenues from the Shores, Northport and Hathaway buildings.

Total expenses for the three-month period ended March 31, 1999 decreased $224,000, or 7%, when compared to the same period a year ago primarily as a result of the sales of properties referred to in the preceding paragraph.

General and administrative expenses for the three-month period ended March 31, 1999 increased $270,000, or 100%, when compared to the same period a year ago primarily due to legal fees and expenses incurred with respect to the Company's evaluation of its strategic alternatives.

Liquidity and Capital Resources
At March 31, 1999, cash and cash equivalents aggregated $3,378,000. The Company believes this amount is adequate to meet its short-term operating cash requirements. The Company also holds $13,973,000 in mortgage-backed securities and has access to a revolving line of credit in the amount of $25 million, that was unused at March 31, 1999. On January 5, 1999, the Company collected the $7,700,000 note receivable that was outstanding at December 31, 1998 which the Company received from the sale of the Mira Loma and Glen Cove properties in 1998.

Net cash provided by operating activities for the three-month period ended March 31,1999 was $2,435,000. The increase in this cash flow when compared to the same period in the prior year was primarily attributable to the increase in tenant deposits, accounts payable and other liabilities in the current quarter compared to a reduction in the same period last year.

The changes in net cash provided by investing and financing activities during the three-month period ended March 31, 1999 was primarily the result of the collection of the $7,700,000 note receivable, the purchase of mortgage backed securities and distribution payments to shareholders during the period.

                         FRANKLIN SELECT REALTY TRUST

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
(Continued)

Liquidity and Capital Resources (Continued)

The Special Committee of the Board of Directors is continuing its review of the strategic alternatives available to the Company.

Management  does not believe  that the outcome of the  litigation  described in
Note 3 to the accompanying financial statements will have a materially adverse effect on the Company's financial condition, results of operations, or cash flows.

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

During the three-month period ended March 31, 1999, the Company declared distributions related to the Series A common stock totaling $1,470,000.

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


                         FRANKLIN SELECT REALTY TRUST


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
(Continued)

Funds from Operations (Continued)

                                                     For the
                                                Three Months Ended
                                                      March 31,
(In thousands)                                    1999        1998
-------------------------------------------------------------------

Net income                                        $767      $1,200
Add: Depreciation and amortization                 925         993
Less: Gain on sale of property                       -       (170)
-------------------------------------------------------------------

Funds from Operations                           $1,692      $2,023
===================================================================

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

Leasing Turnover - Tanon Manufacturing, Inc.
On April 21, 1999, Tanon Manufacturing, Inc. ("TMI"), the sole tenant of a building (the "Property") located in Fremont, California owned by F.S.R.T.,L.P. ("FSRT"), a limited partnership in which the Company is the general partner and owner of a majority interest, notified the Company that TMI was rejecting its lease under Chapter 11 of the United States Bankruptcy Code. TMI filed a bankruptcy petition on December 3, 1998. The Company's rental income from TMI pursuant to the lease was approximately $98,000 per month, including operating expense reimbursements. The tenant has vacated the property and the Company has commenced to re-lease the space. Upon re-leasing the property, the Company is likely to incur costs for tenant improvements and leasing commissions but the amounts are unknown at this time.

Leasing Turnover - Data General Building
On January 31, 1999, the Data General Corporation vacated approximately 34,000 square feet of space at the Company's office building in Manhattan Beach, California. During 1998, the Company recorded rental income from the Data General lease that was equivalent to approximately $31.03 per square foot on a full service basis. As of this date, the Company has executed new leases for approximately 29,000 square feet of the space at an average annual starting rental rate of $25.50 per square foot. Rental income under these leases commence at various dates during the second and third quarters of the year. The Company will incur costs for tenant improvements and leasing commissions related to the leases totaling approximately $680,000 which will be paid in future periods.


                         FRANKLIN SELECT REALTY TRUST


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      (Continued)

Year 2000
The Company has evaluated whether its computer systems, including on-site and embedded systems, and those of third parties with whom the Company interacts will function properly by, at or during the year 2000. The Company has determined certain of its own systems are not currently year 2000 compliant. Management has a plan to replace or upgrade the systems within the next six months. The Company does not expect that the costs associated with these replacements or upgrades will have a materially adverse impact on its financial position, results of operations or cash flows in future periods. However, failure to successfully replace or upgrade these systems could result in material disruptions to its business.

The Company is managed and advised by certain affiliates of Franklin Resources, Inc. It is reliant on these entities for its basic computer network and certain other applications. The Company is also reliant on a third-party transfer agent for maintaining its basic shareholder records. Management is monitoring the progress of these entities in achieving year 2000 compliance and does not currently anticipate a materially adverse impact on the Company's business.


                         FRANKLIN SELECT REALTY TRUST

                          PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits:



 Exhibit
 No.     List of Exhibits
      Footnote

 3.1* Amended and Restated Articles of Incorporation
 3.2  Second Amended and Restated Bylaws of Franklin Select Realty Trust                (1)
10.1  Amended and Restated Advisory Agreement                                           (2)
10.2  Property Management Agreement                                                     (3)
10.3  Agreement of Limited Partnership of FSRT, L.P. between the Company and            (4)
      Northport Associates No. 18, a California limited liability company, dated as October 30, 1996.
10.4  Contribution Agreement, dated as of October 30, 1996, between FSRT, L.P.,         (4)
      the Company, Northport Associates No. 18, a California limited liability company, and the members of Northport Associates No. 18.
10.5  Exchange Rights Agreement, dated as of October 30, 1996, among the Company,       (4)
      FSRT L.P., and Northport Associates No. 18, a California limited liability company.
10.6  Registration Rights Agreement, dated as of October 30, 1996, among the            (4)
      Company and Northport Associates No. 18, a California limited liability company.
10.7  Secured line of credit loan agreement, dated December 10, 1996, by and
      between the Company and Bank of America.                                          (5)

 *    Filed herewith

      Footnotes
(1) Documents were filed in the Company's Form S-4 Registration Statement, dated November 13, 1995, (Registration No. 033-64131), and are incorporated herein by reference.
(2)   Documents were filed in the Company's Form 10-K for the year ended
      December 31, 1998, and are incorporated herein by reference.
(3)   Documents were filed in the Company's Form 10-K for the year ended
      December 31, 1994, and are incorporated herein by reference.
(4) Documents were filed in the Company's Form 8-K, dated October 31, 1996, and are incorporated herein by reference.
(5)   Documents were filed in the Company's Form 10-K for the year ended
      December 31, 1996, and are incorporated herein by reference.

(b) Reports on Form 8-K - There were no reports on form 8-K filed during the quarter ended March 31, 1999.



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




                               FRANKLIN SELECT REALTY TRUST


                                By: /s/ David P. Goss
                                    David P. Goss
                                    Chief Executive Officer


                               Date:   May 12, 1999


Exhibit 13.1

                             AMENDED AND RESTATED
                           ARTICLES OF INCORPORATION
                                      OF
                         FRANKLIN SELECT REALTY TRUST



      The undersigned, David P. Goss and Richard Barone, hereby certify that:

      ONE: They are the duly elected and acting President and Secretary, respectively, of FRANKLIN SELECT REALTY TRUST.

      TWO: The Articles of Incorporation of said corporation shall be amended and restated to read in their entirety as follows:

                                   ARTICLE I

      The name of this corporation is:

      FRANKLIN SELECT REALTY TRUST

                                  ARTICLE II

      The purpose of the corporation is to engage in any lawful act or activity for which a corporation may be organized under the California
General   Corporation   Law  other  than  the  banking   business,   the  trust
corporation business, or the practice of a profession permitted to be incorporated by the California Corporations Code.

                             ARTICLE III

      A.   The   corporation  is  authorized  to  issue  one  class  of  shares designated "Common Stock." The total number of shares of Common Stock which this corporation is authorized to issue is fifty-one million (51,000,000).

      This corporation is authorized to issue two Series of Common Stock, which shall be designated as Common Stock, Series A (the "Series A") and Common Stock, Series B (the "Series B"), respectively.

      This corporation is authorized to issue fifty million (50,000,000) shares of Series A and one million (1,000,000) shares of Series B.

      B. The rights, preferences, privileges and restrictions granted to or imposed upon the Series A and Series B are as follows:

      1. DIVIDENDS. Subject to Subsection B.2. below, the holders of Series A shall be entitled to receive dividends when, as and if declared by the board of directors out of any assets at the time legally available therefor. No dividends shall be paid or other distributions made with respect to the Series B during any fiscal year of this corporation, other than distributions of Net Proceeds (as defined below) distributed in accordance with Subsection B.2. below and dividends payable solely in Series B.

      2. PREFERRED RETURNS. (a) If proceeds from the sale, financing or refinancing of real property of the corporation, after payment by the corporation of expenses incurred in connection with such sale, financing or refinancing ("Net Proceeds"), are distributed to the holders of Common Stock, whether by dividend or otherwise, the holders of Series A shall be entitled to receive Net Proceeds up to a cumulative aggregate of $10 (ten dollars) per share (such amount, subject to adjustment as provided in paragraph (b) below, the "Series A Original Invested Capital") prior to any distribution of Net Proceeds to the holders of Series B. Thereafter, if Net Proceeds remain available after distribution of the Series A Original Invested Capital, then the holders of Series B shall be entitled to receive Net Proceeds up to a cumulative aggregate of $10 (ten dollars) per share (such amount, subject to adjustment as provided in paragraph (c) below, the "Series B Original Invested Capital"). Thereafter, if additional Net Proceeds are available for distribution to the holders of Common Stock, the holders of Series A shall be entitled to receive an amount equal to a 6% per annum cumulative (noncompounded) return on the Series A Adjusted Price Per Share, as calculated from time to time (and no more), prior to any further distributions of Net Proceeds to the holders of Series B. Thereafter, if additional Net Proceeds are available for distribution to the holders of Common Stock, the holders of Series B shall be entitled to receive an amount equal to a 6% per annum cumulative (noncompounded) return on the Series B Adjusted Price Per Share, as calculated from time to time (and no more), prior to any further distributions of Net Proceeds to the holders of Series
A. Thereafter, if additional Net Proceeds are available for distribution to the holders of Common Stock, such Net Proceeds, after payment of incentive fees to the corporation's adviser plus any other liabilities, shall be distributed pro rata to the holders of Series A and Series B. The "Series A Adjusted Price Per Share" shall be the Series A Original Invested Capital less all distributions of Net Proceeds to the holders of Series A. The "Series B Adjusted Price Per Share" shall be the Series B Original Invested Capital less all distributions of Net Proceeds to the holders of Series B.

      (b) If the outstanding shares of Series A shall be subdivided (by stock split, stock dividend, reclassification or otherwise) into a greater number of shares of Series A, then, concurrently with the effectiveness of such subdivision, the Series A Original Invested Capital then in effect shall be proportionately decreased. If the outstanding shares of Series A shall be combined or consolidated, by reclassification or otherwise, into a lesser number of shares of Series A, then concurrently with the effectiveness of such combination or consolidation, the Series A Original Invested Capital then in effect shall be proportionately increased.

      (c) If the outstanding shares of Series B shall be subdivided (by stock split, stock dividend, reclassification or otherwise) into a greater number of shares of Series B, then, concurrently with the effectiveness of such subdivision, the Series B Original Invested Capital then in effect shall be proportionately decreased. If the outstanding shares of Series B shall be combined or consolidated, by reclassification or otherwise, into a lesser number of shares of Series B, then, concurrently with the effectiveness of such combination or consolidation, the Series B Original Invested Capital then in effect shall be proportionately increased.

      (d) Nothing contained in this Article III, Section B shall require the payment of dividends or other distributions of Net Proceeds to the holders of Common Stock; the purpose of this Section B is to set forth the relative priorities of Series A and Series B with respect to any dividends or other distributions of Net Proceeds that may be made.

                                  ARTICLE IV

      The board of directors of this corporation shall have the power to prevent the transfer of, or may call for redemption of, in a manner approved by the board of directors, a number of the shares of Series A sufficient in the opinion of the board of directors to maintain or bring the direct or indirect ownership of such shares of this corporation into conformity with the requirements for a Real Estate Investment Trust under the provisions of the Internal Revenue Code of 1986, as amended, and any successor statute (the "Code"). The redemption price shall be (i) the last reported sales price of the shares of Series A on the last business day prior to the redemption date on the principal national securities exchange on which the shares of Series A are listed or admitted to trading, (ii) if the shares of Series A are not so listed or admitted to trading, the average of the highest bid and lowest asked prices on such last business day as reported by the Nasdaq Stock Market or a similar organization selected by the board of directors for the purpose, or (iii) if no such independent quotations exist, as determined in good faith by the board of directors. The holders of any shares of Series A so called for redemption shall be entitled to payment of such redemption price within a reasonable time of the date fixed for redemption. From and after the date fixed for redemption by the board of directors, the holder of any shares of Series A so called for redemption shall cease to be entitled to dividends, distributions, voting rights and other benefits with respect to such shares of Series A, excepting only the right to payment of the redemption price fixed as described above. The board of directors may require, whenever it is deemed by them reasonably necessary to protect the tax status of this corporation, statements or affidavits from any holder of shares of Series A or proposed transferee of shares of Series A, setting forth the number of shares of Series A already owned by him and any related person specified in the form prescribed by the board of directors for that purpose. If, in the opinion of the board of directors, which shall be conclusive upon any proposed transferor or proposed transferee of shares of Series A, any proposed transfer would jeopardize the status of this corporation as a Real Estate Investment Trust under the Code, the board of directors may refuse to permit the transfer. Any attempted transfer as to which the board of directors have refused their permission shall be void and of no effect to transfer any legal or beneficial interest in the shares of Series A. All contracts for the sale or other transfer or exercise of shares of Series A shall be subject to this provision.

                                   ARTICLE V

      A.   The  liability  of the  directors of this  corporation  for monetary
damages  shall  be  eliminated  to  the  fullest   extent   permissible   under
California law.

      B. This corporation is authorized to provide indemnification of agents (as defined in Section 317 of the California Corporations Code) to the fullest extent permissible under California law through bylaw provisions, agreements with the agents, votes of shareholders or disinterested directors, or otherwise, in excess of the indemnification otherwise permitted by Section 317 of the California Corporations Code, subject only to applicable limits set forth in Section 204 of the California Corporations Code with respect to actions for breach of duty to the corporation and its shareholders.

      C. Any repeal or amendment of this Article V shall not adversely affect any right or protection afforded any agent of the corporation in effect at the time of the repeal or amendment.

      THREE: The foregoing amendment has been approved by the Board of Directors of said corporation.

      FOUR: The foregoing amendment was approved by the holders of the requisite number of shares of said corporation in accordance with Sections 902 and 903 of the California General Corporation Law and the corporation's bylaws; the total number of outstanding shares of each Series of Common Stock entitled to vote with respect to the foregoing amendment was 12,250,372 shares of Common Stock, Series A and 745,584 shares of Common Stock, Series
B. The number of shares voting in favor of the foregoing amendment equaled or exceeded the vote required, such required vote being a majority of the outstanding shares of Common Stock, Series A and Common Stock, Series B, voting together as a single class.

      We further declare under penalty of perjury under the laws of the State of California that the matters set forth herein are true and correct of our own knowledge.



IN WITNESS WHEREOF, the undersigned have executed this certificate on March 12, 1999.




                                 /s/  David P. Goss, President



                                 /s/  Richard Barone, Secretary