Form 10-Q
period 1999-06-30
FRANKLIN SELECT REALTY TRUST
filed 1999-08-13
CIK 845613

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            JUNE 30, 1999
                              --------------------------------------------------

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

Common Stock Shares Outstanding as of June 30, 1999, Series A:       12,250,370
Common Stock Shares Outstanding as of June 30, 1999, Series B:          745,584



                        PART I - FINANCIAL INFORMATION
                         ITEM 1. FINANCIAL STATEMENTS

                         FRANKLIN SELECT REALTY TRUST
                          CONSOLIDATED BALANCE SHEETS

                                                     (UNAUDITED)
                                                  JUNE     DECEMBER
(In thousands, except per share amounts)          30, 1999 31, 1998
--------------------------------------------------------------------

ASSETS

Real Estate
  Rental property:
    Land                                           $34,054  $34,054
    Buildings and improvements                     100,584  100,241
                                                  ------------------
                                                   134,638  134,295
    Less: accumulated depreciation                  23,016   21,341
                                                  ------------------
          Real estate, net                         111,622  112,954

Cash and cash equivalents                            3,607    1,256
Mortgage-backed securities, available for sale      12,938    7,700
Notes receivable                                         -    7,700
Deferred rent receivable                             1,546    1,543
Deferred costs and other assets                      2,571    2,739
                                                  ==================
          Total assets                            $132,284 $133,892
                                                  ==================

LIABILITIES AND STOCKHOLDERS' EQUITY

Notes and bonds payable                            $26,561  $26,762
Tenant deposits, accounts payable and accrued        1,998    1,807
expenses
Distributions payable                                1,726    1,641
                                                 -------------------
          Total liabilities                         30,285   30,210
                                                 -------------------

Minority interest                                    9,139    9,181
                                                 -------------------

Commitments and contingencies                            -        -

Stockholders' equity:
  Common stock, Series A, without par value;
stated value $10 per                               103,161  103,161
   share; 50,000 shares authorized; 12,250
issued and outstanding

  Common stock, Series B, without par value;
stated value $10 per                                 6,294    6,294
    share; 1,000 shares authorized; 746 issued and outstanding

  Accumulated other comprehensive income              (30)     (18)

  Accumulated distributions in excess of net      (16,565) (14,936)
      income
                                                 -------------------
          Total stockholders' equity                92,860   94,501
                                                 ===================
          Total liabilities and stockholders'     $132,284 $133,892
              equity
                                                 ===================

  The accompanying notes are an integral part of these consolidated financial statements.



                         FRANKLIN SELECT REALTY TRUST

          CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                  (Unaudited)


                                             THREE MONTHS      SIX MONTHS
                                                ENDED             ENDED
                                           JUNE 30, JUNE 30, JUNE 30, JUNE 30,
(In thousands, except per share             1999     1998     1999    1998
amounts)
---------------------------------------------------------------------------

REVENUE:
  Rent                                    $3,611   $4,788   $7,480  $9,321
  Interest, dividends and other              248       44      501     104
                                        -----------------------------------
    Total revenue                          3,859    4,832    7,981   9,425
                                        -----------------------------------

EXPENSES:
  Property operating                         911    1,016    1,717   1,925
  Interest                                   591      824    1,184   1,677
  Related party                              307      388      620     764
  General and administrative                 361      254      902     525
  Depreciation and amortization              950    1,021    1,875   2,014
                                        -----------------------------------
    Total expenses                         3,120    3,503    6,298   6,905
                                        -----------------------------------

  Operating income before gain on sale
    of property and minority interest        739    1,329    1,683   2,520

  Gain on sale of property                     -        -        -     170
                                        -----------------------------------
  Operating income before minority           739    1,329    1,683   2,690
interest

  Minority interest                          195      177      372     338
                                        ===================================
NET INCOME                                  $544   $1,152   $1,311  $2,352
                                        ===================================

Unrealized gain (loss) on
mortgage-backed securities                  (106)        -     (12)     (2)
                                        ===================================
TOTAL COMPREHENSIVE INCOME                  $438   $1,152   $1,299  $2,350
                                        ===================================

Net income per share, based on the
weighted average
 shares outstanding of Series A common
stock of 12,250
 for the three- and six-month periods
ended June 30, 1999, and 1998, respectively $.04    $ .09     $.11   $ .19
                                        ===================================

Distributions per share, based on the
weighted average shares outstanding of Series
A common stock of 12,250 for the three- and
 six-month periods ended June 30, 1999 and 1998,
respectively                                $.12     $.12     $.24   $ .24
                                        ===================================




  The accompanying notes are an integral part of these consolidated financial statements.



                         FRANKLIN SELECT REALTY TRUST

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   Unaudited

(In thousands)                                        1999    1998
-------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

NET INCOME                                           $1,311 $2,352
                                                     --------------
Adjustments to reconcile net income to net cash
  Provided by operating activities:
   Depreciation and amortization                     1,937   2,108
   Gain on sale of property                              -   (170)
   Minority interest                                   372     338
   Increase in deferred rent receivable                (3)    (32)
   Decrease in other assets                            369     218
   Increase (decrease) in accounts payable, accrued
expenses and other liabilities                         149   (171)

                                                     --------------
                                                     2,824   2,291
                                                     --------------
NET CASH PROVIDED BY OPERATING ACTIVITIES            4,135   4,643
                                                     --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of real estate                     -   4,471
   Improvements to real estate                        (343) (1,135)
   Collection of notes receivable                    7,700       -
   Leasing commissions paid                           (427)   (178)
   Acquisition of mortgage-backed securities        (6,939)     -
   Disposition of mortgage-backed securities         1,683      48
                                                     --------------
NET CASH PROVIDED BY INVESTING ACTIVITIES            1,674   3,206
                                                     --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of notes and bonds payable              (201) (6,149)
   Distributions paid to limited partners            (371)   (338)
   Payment of loan costs                              (31)       -
   Distributions paid to stockholders              (2,855) (2,990)
                                                    --------------
NET CASH USED IN FINANCING ACTIVITIES              (3,458) (9,477)
                                                    --------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS 2,351  (1,628)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD       1,256   3,821
                                                     --------------
CASH AND CASH EQUIVALENTS, END OF PERIOD             $3,607 $2,193
                                                     ==============






  The accompanying notes are an integral part of these consolidated financial statements.


                         FRANKLIN SELECT REALTY TRUST
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1999
                                   Unaudited

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Franklin Select Realty Trust (the "Company") included herein have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the Company has made all appropriate adjustments necessary to a fair presentation of the results of operations for the periods shown. All adjustments are of a normal recurring nature. Certain prior year amounts have been reclassified to conform to current year presentations. These financial statements should be read in conjunction with the Company's audited financial statements as of and for the year ended December 31, 1998.

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

NOTE 3 - LITIGATION

The Company is currently defending the former directors of Franklin Advantage Real Estate Income Fund ("Advantage") against a purported class action complaint. The complaint was filed in the California Superior Court for San Mateo County on December 2, 1996 by two stockholders for themselves and purportedly on behalf of certain other minority stockholders of Advantage. Other defendants currently include Franklin Resources, Inc. and the Company's advisor, Franklin Properties, Inc. The complaint alleges that defendants breached fiduciary duties to plaintiffs and other minority stockholders in connection with the purchase by Franklin Resources, Inc. in August 1994 of a 46.6% interest in Advantage and in connection with the Merger of Advantage into the Company in May 1996, which was approved by a majority of the outstanding shares of each of the three companies involved. Plaintiffs also allege that defendants misstated certain material facts or omitted to state material facts in connection with these transactions.

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


                         FRANKLIN SELECT REALTY TRUST
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1999
                                   Unaudited


NOTE 3 - LITIGATION (CONTINUED)

While the outcome of litigation of these claims cannot be predicted with certainty, the Company's management does not believe that the outcome of litigation of these matters will have a material adverse effect on the Company's financial condition, results of operations or cash flows.

NOTE 4 - SIGNIFICANT LEASE

On July 9, 1999, the Company executed a new lease covering 108,600 square feet of space at the Company's industrial research and development building located at 46360 Fremont Blvd., Fremont, California. The space was vacated in May of this year when the prior tenant, Tanon Manufacturing, Inc., rejected its lease under Chapter 11 of United States Bankruptcy Code. The term of the new lease, with Sybron Laboratory Products Corporation, will be for ten years and three months.

Base monthly rental payments under the lease of $124,890 will commence on the earlier of October 1, 1999, or the completion of tenant improvements. The Tenant is also responsible for the payment of all operating expenses of the property including property taxes, maintenance, and insurance. The base rental payment will increase approximately 4% annually. The lease also provides the Tenant with one five-year renewal option at fair market rent. The lease requires the Company to provide tenant improvements to the property totaling approximately $1.7 million of which the Tenant is required to repay up to $1,080,000 in monthly installments, including 10% annual interest, during the term of the lease. The Company will also pay leasing commissions related to the lease totaling approximately $614,000 including $93,000 to Continental Property Management Co., an affiliate of the Company's advisor, Franklin Properties, Inc.



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

RESULTS OF OPERATIONS

COMPARISON OF THE THREE- AND SIX-MONTH PERIODS ENDED JUNE 30, 1999 AND 1998

Total revenue for the three- and six-month periods ended June 30, 1999 decreased $973,000, or 20%, and $1,444,000, or 15%, respectively, when compared to the same periods in 1998. The decrease was primarily due to the sale of the following properties: Carmel Mountain Gateway Plaza in July 1998 and Mira Loma Retail Shopping Center and Glen Cove Shopping Center in November 1998. In addition, the Company's revenues were affected by the departure of two tenants: the Data General Corporation who vacated 34,000 square feet on January 31, 1999, and Tanon Manufacturing, Inc. who vacated 108,600 square feet on May 2, 1999. To date, the Company has re-leased all of this space under new leases that have commenced, or will commence, rental payments during the second and third quarters of 1999. Partially offsetting these factors, were increased revenue from the Hathaway building, and increased interest income following higher average investment levels in 1999.

Total expenses for the three- and six-month periods ended June 30, 1999 decreased $383,000, or 11%, and $607,000, or 9%, respectively, when compared to the same periods in 1998. The decrease was primarily a result of the sales of properties referred to in the preceding paragraph, offset by increased general and administrative expenses referred to below.

General and administrative expenses for the three-month and six-month periods ended June 30, 1999, increased $107,000, or 42%, and $377,000, or 72%, respectively, when compared to the same periods in 1998. The increase was primarily due to legal fees and expenses incurred with respect to the Company's evaluation of its strategic alternatives.

LIQUIDITY AND CAPITAL RESOURCES
At June 30, 1999, cash and cash equivalents aggregated $3,607,000, and the Company held $12,938,000 in mortgage-backed securities.. The Company also had access to a revolving line of credit at June 30, 1999 of $25 million,
which was unused at that date.   On July 1, 1999 the Company chose not to
renew the line of credit agreement. Management believes that the existing credit agreements, cash and cash equivalents, together with the mortgage-backed securities are sufficient to meet its short-term operating requirements.

Net cash provided by operating activities for the six-month period ended June 30,1999 was $4,129,000. The decrease in this cash flow when compared to the same period in 1998 was primarily attributable to the reduction in revenue and the increase in general and administrative expenses described above. This decrease was partly offset by a decrease in tenant deposits, accounts payable and other liabilities in the current quarter compared to an increase in the same period last year.


                         FRANKLIN SELECT REALTY TRUST

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

LIQUIDITY AND CAPITAL RESOURCES (Continued)
The changes in net cash provided by investing and financing activities during the six-month period ended June 30, 1999 was primarily the result of the collection of the $7,700,000 note receivable, the purchase of mortgage backed securities and distribution payments to stockholders during the period.

The Special Committee of the Board of Directors is continuing its review of the strategic alternatives available to the Company.

Management does not believe that the outcome of the litigation described in
Note 3 to the accompanying financial statements will have a material adverse effect on the Company's financial condition, results of operations, or cash flows.

Management believes that the Company's sources of capital as described under Liquidity and Capital Resources are adequate to meet its liquidity needs in the foreseeable future.

IMPACT OF INFLATION
The Company's policy of negotiating leases which incorporate operating expense "pass-through" provisions is intended to protect the Company against increased operating costs resulting from inflation.

CASH DISTRIBUTION POLICY
Distributions are declared quarterly at the discretion of the Board of Directors. The Company's present distribution policy is to at least annually evaluate the current distribution rate. This evaluation will consider anticipated tenant turnover over the next two or three years, the estimated level of associated improvements and leasing commissions, planned capital expenditures, any debt service requirements and the Company's other working capital requirements. After balancing these considerations, and considering the Company's earnings and cash flow, the level of its liquid reserves and other relevant factors, the Company seeks to establish a distribution rate which:

i) provides a stable distribution which is sustainable despite short-term fluctuations in property cash flows;
ii) maximizes the amount of cash flow paid out as distributions consistent with the above listed objective; and
iii) complies with the Internal Revenue Code requirement that a REIT annually pay out as distributions not less than 95% of its taxable income.

During the six-month period ended June 30, 1999, the Company declared distributions related to the Series A common stock totaling $2,940,000.

FUNDS FROM OPERATIONS
The Company considers funds from operations to be a useful measure of the operating performance of an equity REIT. This is because, together with net income and cash flows, funds from operations provides investors with an additional basis to evaluate the ability of a REIT to support general operating expense and interest expense before the impact of certain activities, such as gains and losses from property sales and changes in the accounts receivable and accounts payable. However, it does not measure whether income is sufficient to fund all of the Company's cash needs including principal amortization, capital improvements and distributions to stockholders. Funds from operations should not be considered an alternative to net income or any other GAAP measurement of performance, as an indicator of the Company's operating performance or as an alternative to cash flows from operating, investing or financing activities as a measure of liquidity. As defined by the National Association of Real Estate Investment

                         FRANKLIN SELECT REALTY TRUST

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

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

Funds from operations were as follows.

                                                    For the Six
                                                Months Ended June 30,
(In thousands)                                    1999        1998
-------------------------------------------------------------------

Net income                                      $1,311      $2,352
Add: Depreciation and amortization               1,875       2,014
Less: Gain on sale of property                       -        (170)
-------------------------------------------------------------------

Funds from Operations                           $3,186      $4,196
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

LEASING TURNOVER - DATA GENERAL BUILDING
On January 31, 1999, the Data General Corporation vacated approximately 34,000 square feet of space at the Company's office building in Manhattan Beach, California. During 1998, the Company recorded rental income from the Data General lease that was equivalent to approximately $31.03 per square foot on a full service basis. As of June 30, 1999, the Company has executed new leases for all of the vacated space at an average annual starting rental rate of $25.67 per square foot. Rental income under these leases commences at various dates during the second and third quarters of the year. The Company will incur costs for tenant improvements and leasing commissions related to the leases totaling approximately $464,000, which will be paid in future periods.



                         FRANKLIN SELECT REALTY TRUST


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      (Continued)

YEAR 2000
The Company has evaluated whether its computer systems, including on-site and embedded systems, and those of third parties with whom the Company interacts will function properly by, at or during the year 2000. The Company has determined certain of its own systems are not currently year 2000 compliant. Management has a plan to replace or upgrade the systems within the next three months. The Company does not expect that the costs associated with these replacements or upgrades will have a material adverse impact on its financial position, results of operations or cash flows in future periods. However, failure to successfully replace or upgrade these systems could result in material disruptions to its business.

The Company is managed and advised by certain affiliates of Franklin Resources, Inc. It is reliant on these entities for its basic computer network and certain other applications. The Company is also reliant on a third-party transfer agent for maintaining its basic shareholder records. Management is monitoring the progress of these entities in achieving year 2000 compliance and does not currently anticipate a material adverse impact on the Company's business.


                         FRANKLIN SELECT REALTY TRUST

                          PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits:

 Exhibit
 NO.  LIST OF EXHIBITS                                                  FOOTNOTE
 3.1  Amended and Restated Articles of Incorporation                         (1)
 3.2  Second Amended and Restated Bylaws of Franklin Select Realty Trust     (2)
10.1  Amended and Restated Advisory Agreement                                (3)
10.2  Property Management Agreement                                          (4)
10.3 Agreement of Limited Partnership of FSRT, L.P. between the Company and (5) Northport Associates No. 18, a California limited liability company, dated as October 30, 1996.
10.4 Contribution Agreement, dated as of October 30, 1996, between FSRT, L.P., the Company, Northport Associates No. 18, a California limited
      liability company,  and the members of Northport Associates No. 18.    (5)
10.5 Exchange Rights Agreement, dated as of October 30, 1996, among the Company, FSRT L.P., and Northport Associates No. 18, a California limited
      liability company.                                                     (5)
10.6 Registration Rights Agreement, dated as of October 30, 1996, among the Company and Northport Associates No. 18, a California limited
      liability company.                                                     (5)
10.7  Secured line of credit loan agreement, dated December 10, 1996, by and
      between the Company and Bank of America.                               (6)
10.8* Lease agreement dated July 9, 1999, by and between the company and Sybron Laboratory Products Corporation

   *    Filed herewith

    FOOTNOTES
(1) Documents were filed in the Company's Form 10-Q for the quarter ended March 31, 1999, and are incorporated herein by reference.
(2) Documents were filed in the Company's Form S-4 Registration Statement, dated November 13, 1995, (Registration No. 033-64131), and are incorporated herein by reference.
(3) Documents were filed in the Company's Form 10-K for the year ended December 31, 1998, and are incorporated herein by reference.
(4) Documents were filed in the Company's Form 10-K for the year ended December 31, 1994, and are incorporated herein by reference.
(5) Documents were filed in the Company's Form 8-K, dated October 31, 1996, and are incorporated herein by reference.
(6) Documents were filed in the Company's Form 10-K for the year ended December 31, 1996, and are incorporated herein by reference.


(b) Reports on Form 8-K - On April 23, 1999, the Company filed a report on Form 8-K dated April 21, 1999 (date of earliest event reported). The report contained information related to the termination of the lease agreement with Tanon Manufacturing Inc.

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




                               FRANKLIN SELECT REALTY TRUST


                               By: /S/ DAVID P. GOSS
                                       David P. Goss
                                       Chief Executive Officer

                               Date:   AUGUST 13, 1999


Exhibit 10.8


                      SINGLE-TENANT INDUSTRIAL/COMMERCIAL
                                  LEASE - NET






           Landlord:      FSRT, L.P., a Delaware limited partnership


           Tenant:        SYBRON LABORATORY PRODUCTS CORPORATION,
                          a Wisconsin corporation

                               TABLE OF CONTENTS


                                                               PAGE

Article 1- PREMISES...............................................2
Article 2- TERM, POSSESSION AND LEASE COMMENCEMENT................4
Article 3- USE....................................................7
Article 4- RENT..................................................12
Article 5- REAL PROPERTY TAXES...................................12
Article 6- INSURANCE AND INDEMNIFICATION.........................13
Article 7- REPAIRS & MAINTENANCE; UTILITIES......................16
Article 8- ALTERATIONS AND SIGNS.................................19
Article 9- INSPECTION AND NOTICES................................22
Article 10- LENDER AND FINANCING PROVISIONS......................23
Article 11- ASSIGNMENT AND SUBLETTING............................24
Article 12- CONDEMNATION.........................................27
Article 13- CASUALTY DAMAGE......................................27
Article 14- HOLDING OVER.........................................30
Article 15- DEFAULT..............................................30
Article 16- TRANSFERS BY LANDLORD AND CURE RIGHTS................33
Article 17- MISCELLANEOUS........................................34


EXHIBIT A  SITE PLAN
EXHIBIT B  WORKLETTER




           THIS LEASE (the "LEASE") is entered into by and between FSRT, L.P., a Delaware limited partnership ("LANDLORD") and SYBRON LABORATORY PRODUCTS CORPORATION, a Wisconsin corporation ("TENANT").

                            BASIC LEASE INFORMATION

Lease Date:                         July __, 1999
Tenant's Address for Notices:       Prior to the Term Commencement
                                    Date:

                                    601 California Avenue
                                    Sunnyvale, California  94086

                                    After the Term Commencement Date:

                                    46360 Fremont Boulevard
                                    Fremont, California  94538

With copies to:                     Sybron Laboratory Products
                                    Corporation
                                    10 Pleasant Street
                                    Portsmouth, New Hampshire  03801
                                    Attention:  Group Counsel

Landlord's Address for Notices:     FSRT, L.P.
                                    c/o Franklin Properties, Inc.
                                    2000 Alameda de las Pulgas
                                    San Mateo, California  94403
Premises:                           46360 Fremont Boulevard,
                                    Fremont, California
Approximate Building Square         108,600
Footage:
Permitted Use:                      The manufacture and sale of
                                    diagnostic reagents and related
                                    products and services, related
                                    office and support functions,
                                    sales, distribution, warehousing
                                    and storage and related lawful
                                    purposes in conformity to
                                    municipal zoning requirements
                                    and any covenants, conditions
                                    and restrictions applicable to
                                    the Premises.
Term Commencement Date:             The earlier to occur of (a)
                                    October 1, 1999 and (b) the date
                                    of completion of the
                                    Improvements to be constructed
                                    by Tenant pursuant to the
                                    Workletter.
Length of Initial Term:             One hundred twenty-three (123)
                                    months
Term Expiration Date:               The last day of the 123rd
                                    calendar month following the
                                    Term Commencement Date
Options to Extend Term:             One (1) five (5) year option
Base Rent:                          Months  1-12:        $124,890.00 per month
                                    Months 13-24:        $129,885.60 per month
                                    Months 25-36:        $135,081.02 per month
                                    Months 37-48:        $140,484.27 per month
                                    Months 49-60:        $146,103.64 per month
                                    Months 61-72:        $151,947.78 per month
                                    Months 73-84:        $158,025.69 per month
                                    Months 85-96:        $164,346.72 per month
                                    Months 97-108:       $170,920.59 per month
                                    Months 109-120:      $177,757.41 per month
                                    Months 121-123:      $184,867,71 per month

Advance Rent:                       $124,890.00

Landlord's Broker:                  Colliers International
Tenant's Broker:                    Colliers International
Exhibits:                           A - Site Plan
                                    B - Workletter


Each reference in this Lease to any of the Basic Lease Information shall mean the respective information above and shall be construed to incorporate all of the terms provided under the particular Lease paragraph pertaining to such information. In the event of any conflict between the Basic Lease Information and the other terms of this the Lease, the latter shall control.

ARTICLE 1                               - PREMISES
-----------                             ----------

1.1...PREMISES DESCRIBED. Landlord leases to Tenant and Tenant leases from Landlord, upon the terms and conditions set forth herein, that certain real property including all improvements thereon (the "PREMISES"), which Premises are shown on the site plan attached hereto as Exhibit "A" and are described in the Basic Lease Information. Unless otherwise provided herein, any statement of square footage set forth in this Lease concerning the building currently existing on the Premises (the "BUILDING"), or that may have been used in calculating rental due hereunder, is an approximation which Landlord and Tenant agree is reasonable and the rental based thereon is not subject to revision based upon any deviation from the actual floor area of the Building.

1.2 CONDITION ON DELIVERY. Notwithstanding anything in this Lease to the contrary, upon Landlord's tender of possession of the Premises to Tenant, Landlord shall deliver the Premises to Tenant vacant, clean and free of debris or other personal property. Landlord warrants to Tenant that the Premises, including the roof and all Building mechanical, plumbing, electrical, utilities and HVAC systems located therein (collectively, the "Building Systems"), but excluding any Improvements constructed therein by Tenant, shall be in good operating condition and repair (and free of any contamination which would affect indoor air quality or Tenant's operations for the Permitted Use) on the Term Commencement Date. Landlord shall be responsible, at its sole cost and expense, for ensuring that the Building Systems remain in good operating condition and repair for the first ninety
(90) days from and after the Term Commencement Date (one year, with respect to the HVAC system). If Tenant does not give Landlord written notice of non-compliance with this warranty within ninety (90) days after the Term Commencement Date (one year, with respect to the HVAC system), then subject to the terms and provisions of Sections 3.3, 7.1 and 7.2(d) below, correction of such non-compliance shall be the obligation of Tenant at Tenant's sole cost and expense. Upon receipt of written notice from Tenant, Landlord shall promptly correct any such noncompliance. In addition, Landlord, at its sole cost and expense and not as part of the Tenant Improvement Allowance (as such term is defined in the Workletter attached hereto as Exhibit "B") shall, as soon as reasonably possible following the date of this Lease, but in any event prior to the Term Commencement Date, perform the following: (a) clean all existing carpeting located in the Building; (b) repaint the interior of the Building using not more than two
(2) coats of paint; (c) replace all broken, stained, damaged or missing ceiling tiles; (d) remove all existing Cyclone fencing located within the Building; (e) repair and/or replace all damaged, broken, missing or stained floor tiles and, if necessary, repair any damaged subflooring; (f) make such other improvements as are required to place the Premises in compliance as of the date of this Lease with the provisions of the Americans With Disabilities Act, Title 24 of the California Code of Regulations and any other applicable laws and codes (but excluding any compliance with any of the foregoing which is triggered or necessitated by any improvements or other work performed by Tenant); (g) replace the boiler for the heating system; (h) patch and repair the parking lot, as needed, and seal and restripe the parking lot;
(i) dispose of, in the manner required by law, those drums and containers currently located in the trash disposal area adjacent to the Premises; and
(j) take any steps required under applicable law, and only to the extent required under applicable law, to close or decommission any materials or equipment left in the Premises by the previous tenant (collectively, "Landlord's Work). Landlord's Work, shall be performed in coordination with Tenant's construction schedule for the Improvements. In addition, if Landlord and Tenant so agree, those portions of Landlord's Work as described in (a) through (d) above may be performed by Tenant at Landlord's expense. Landlord covenants and agrees to complete the work described in (j) above not later than July 23, 1999, and if the necessary environmental clearance from the City of Fremont is not obtained by such date, and Tenant's construction of the Improvements is delayed or impeded thereby, Tenant shall receive a credit against the rent first payable hereunder in the amount of Six Thousand Dollars ($6,000) for each day which elapses after July 23rd until such clearance is received.

1.3 ACCEPTANCE OF PREMISES. Tenant hereby acknowledges that subject to the terms and provisions of Section 1.1: (a) it has been advised by Landlord to satisfy itself with respect to the condition of the Premises (including, but not limited to, the electrical and fire sprinkler systems, security, environmental aspects, and compliance with Governmental Requirements, as hereinafter defined) and the present and future suitability of the Premises for Tenant's intended use, (b) Tenant has made such investigation as it deems necessary with reference to such matters and assumes all responsibility therefor as the same relate to Tenant's occupancy of the Premises during the term of this Lease, and (c) neither Landlord, nor any of Landlord's agents, has made any oral or written representations or warranties with respect to the said matters other than as set forth in this Lease.

1.4 LIMITATION ON TENANT'S REMEDIES. Notwithstanding any other provision of this Article 1, Tenant's remedies for breach of any warranty made by Landlord pursuant to this Article 1 shall be limited to Landlord's correction of such non-compliance as herein provided. In no event shall Landlord be liable for any consequential damages resulting from any such breach, including, without limitation, damages (i) in the nature of injury to Tenant's person or property or (ii) associated with any delay in, or interference with, Tenant's use of the Premises during any time required for rectifying such non-compliance. If Landlord fails to perform or to commence to perform and thereafter diligently complete any of its repair and maintenance obligations hereunder within fifteen (15) days of receipt of written notice thereof, Tenant may undertake such repair and/or maintenance of the Premises and Landlord shall reimburse Tenant within ten (10) days of receipt of an invoice therefor for Tenant's reasonable actual cost of performing such maintenance and repair. In the event of emergency repairs, Tenant shall diligently attempt to contact Landlord, and if Tenant is unable to contact Landlord, Tenant may undertake such emergency repairs to the extent necessary to eliminate the emergency nature of the repair situation. In such circumstances, Landlord shall reimburse Tenant within ten (10) days of receipt of an invoice therefor for Tenant's reasonable actual cost of undertaking such emergency repair.

1.5 EARLY ACCESS RIGHTS. From and after the mutual execution and delivery of this Lease, and subject to such safety precautions as Landlord may reasonably impose, any requirements of the City of Fremont and in coordination with those contractors of Landlord performing Landlord's Work, Tenant shall have the right to enter the Premises to commence construction of the Improvements and to install telephone and data cabling, telephone systems and furniture and furniture systems and other similar furniture, fixtures and equipment. No such early entry by Tenant shall be deemed acceptance of the Premises nor shall Tenant be obligated to pay any rent in connection therewith.

ARTICLE 2               - TERM, POSSESSION AND LEASE COMMENCEMENT
-----------             -----------------------------------------

2.1 ORIGINAL TERM. The term of this Lease ("TERM") shall commence on the Term Commencement Date specified in the Basic Lease Information and continue in full force and effect until the Term Expiration Date specified in the Basic Lease Information, unless extended as set forth herein or earlier terminated as otherwise provided herein.

2.2   OPTION TO EXTEND TERM.

(A) GRANT OF OPTION. Tenant is given the option to extend the Term hereof for one (1) additional consecutive five (5) year period (the "OPTION TERM"), by giving written notice of exercise of such option (the "OPTION NOTICE") to Landlord not less than nine (9) but not more than twelve (12) months before the expiration of the Term. Notwithstanding the foregoing, if an Event of Default (as defined in Article 15) on the part of Tenant has occurred on or before the date that Tenant provides an Option Notice, Tenant shall have no right to extend the Term; or if an Event of Default on the part of Tenant occurs subsequent to the date of such Option Notice but prior to the date the Option Term is scheduled to commence, then, at Landlord's option, the Option Term shall not commence and this Lease shall expire on the Term Expiration Date. The Base Rent for the Option Term shall be the "FAIR MARKET RENTAL" (as hereinafter defined) of the Premises at the commencement of the Option Term (the "ADJUSTMENT DATE"). The option granted pursuant to this
Section 2.2(a) is personal to the initial Tenant named herein and is exercisable by such named Tenant only if such initial Tenant is in possession of the Premises upon both (i) the date of the Option Notice and (ii) the commencement of the Option Term; for purposes of this sentence, the term "Tenant" includes "Permitted Transferees," as defined in Article 11.

(B)   FAIR MARKET RENTAL.

(I) "FAIR MARKET RENTAL" means the rate being charged to industrial/commercial tenants for leases of comparable space in similar industrial/commercial single-tenant buildings in Fremont, California and located on the west side of Highway I-880 (the "Market Area"), with similar amenities, taking into consideration only the following: size and location of the premises; proposed term of the lease; any tenant improvement allowance provided, but taking into account the relationship between the amount of the tenant improvement allowance and the condition of the building (for example, the amount of tenant improvement allowance given to a tenant for a raw shell would not be relevant to premises which were more fully built-out); and the amount of "free rent" provided. In determining the "Fair Market Rental", no consideration shall be given to payment of leasing commissions. Fair Market Rental shall be fixed for the entire Option Term. Fair Market Rental as of the Adjustment Date shall be determined by Landlord with written notice (the "FMR NOTICE") given to Tenant not later than thirty (30) days after receipt of the Option Notice, subject to Tenant's right to arbitration as hereinafter provided. Failure on the part of Tenant to demand arbitration within thirty
(30) days after receipt of the FMR Notice from Landlord shall bind Tenant to the Fair Market Rental as determined by Landlord. Should Tenant elect to arbitrate and should the arbitration not have been concluded prior to the Adjustment Date, Tenant shall pay the Base Rent to Landlord after the Adjustment Date at the rate then payable. If the amount of the Fair Market Rental as determined by arbitration is greater than or less than Landlord's determination the amount paid pending arbitration, then any adjustment required to adjust the amount previously paid shall be made by payment by the appropriate party within ten (10) days after such determination of Fair Market Rental.

(II) If Tenant disputes the amount claimed by Landlord as Fair Market Rental, Tenant may require that Landlord submit the dispute to arbitration. The arbitration shall be conducted and determined in Alameda County in accordance with the following procedure:

(A) Tenant shall make demand for arbitration in writing within thirty (30) days after service of the FMR Notice, specifying therein the name and address of the person to act as the arbitrator on Tenant's behalf. The arbitrator shall be a commercial real estate broker or appraiser with at least five (5) years full-time commercial appraisal or brokerage experience who is familiar with the Fair Market Rental of industrial/commercial space in single-tenant industrial/commercial buildings located in the Market Area. Failure on the part of Tenant to make the timely and proper demand for such arbitration shall constitute a waiver of the right thereto. Within ten (10) business days after the service of the demand for arbitration, Landlord shall give notice to Tenant specifying the name and address of the person designated by Landlord to act as arbitrator on its behalf, which arbitrator shall be similarly qualified. If Landlord fails to notify Tenant of the appointment of its arbitrator, within or by the time specified, then the arbitrator appointed by Tenant shall be the arbitrator to determine the Fair Market Rental for the Premises.

(B) If two arbitrators are chosen pursuant to Section 2.2(b)(ii)(A) above, the arbitrators so chosen shall meet within ten (10) business days after the second arbitrator is appointed and shall appoint a third arbitrator, who shall be a competent and impartial person with the same qualifications as those required of the first two arbitrators pursuant to Section 2.2(b)(ii)(A) above. If they are unable to agree upon such appointment within five (5) business days after expiration of such 10-day period, the third arbitrator shall be selected by the parties themselves. If the parties do not so agree, then either party, on behalf of both, may request appointment of such a qualified person by the then-president of the local real estate board for Alameda County. The three arbitrators shall decide the dispute, if it has not been previously resolved, by following the procedures set forth in
      Section 2.2(b)(ii)(C) below.

(C) The Fair Market Rental shall be fixed by the three arbitrators in accordance with the following procedures. Each of the arbitrators selected by the parties shall state, in writing, his determination of the Fair Market Rental supported by the reasons therefor and shall make counterpart copies for each of the other arbitrators. The arbitrators shall arrange for a simultaneous exchange of such proposed determinations. The role of the third arbitrator shall be to select which of the two proposed determinations most closely approximates his determination of Fair Market Rental. The third arbitrator shall have no right to propose a middle ground or any modification of either of the two proposed determinations. The proposed determination he chooses as that most closely approximating his determination of the Fair Market Rental shall constitute the decision of the arbitrators and shall be final and binding upon Landlord and Tenant.

(D) In the event of a failure, refusal or inability of any arbitrator to act, his successor shall be appointed by him, but in the case of the third arbitrator, his successor shall be appointed in the same manner as that set forth herein with respect to the appointment of the original third arbitrator. The arbitrators shall attempt to decide the issue within ten (10) business days after the appointment of the third arbitrator. Any decision in which the arbitrator appointed by Landlord and the arbitrator appointed by Tenant concur shall be binding and conclusive upon the parties, except that such arbitrators shall not attempt by themselves to mutually ascertain the Fair Market Rental and any such determination, in a manner other than that provided for in
      Section 2.2(b)(ii)(C) hereof, shall not be binding on the parties. Each party shall pay the fees and expenses of its respective arbitrator and both shall share the fees and expenses of the third arbitrator. Attorneys' fees and expenses of counsel and of witnesses for the respective parties shall be paid by the respective party engaging such counsel or calling such witnesses.

(E) The arbitrators shall render their decision in writing with counterpart copies to each party. The arbitrators shall have no power to modify the provisions of this Lease.

ARTICLE 3                                 - USE
-----------                               -----

3.1 PERMITTED USE. Tenant shall use the Premises for the Permitted Use and for no other use or purpose without Landlord's prior written consent.

3.2 OBJECTIONABLE ACTIONS. Tenant shall not use or allow the Premises to be used for any improper, immoral, unlawful or objectionable purpose, nor shall Tenant cause or maintain or permit any nuisance in, on or about the Premises. Tenant shall not commit or suffer the commission of any waste in, on or about the Premises. Tenant shall not allow any sale by auction upon the Premises, or place any loads upon the floors, walls or ceilings which endanger the Building's structure, or place any harmful liquids in the drainage system of the Building. No waste, materials or refuse shall be dumped upon or permitted to remain on the Premises except in trash containers placed inside exterior enclosures. Tenant shall not do or permit anything to be done in, on or about the Premises or bring or keep anything which would cause a cancellation of said insurance.

3.3 COMPLIANCE WITH LAW. Subject to the performance by Landlord of its obligations as set forth in Section 1.2(f) above, Tenant, shall, at its sole cost and expense, comply with all local, state and federal statutes, laws, rules, regulations, ordinances and requirements (collectively, "GOVERNMENTAL REQUIREMENTS") now in force, or which may hereafter be in force, pertaining to the Premises, and shall faithfully observe in the use or occupancy of the Premises all Governmental Requirements now or hereafter in force, including, without limitation, the Environmental Laws (as hereinafter defined), and the Americans with Disabilities Act, 42 U.S.C. ss.ss.12101-12213 (and any rules, regulations, restrictions, guidelines, requirements or publications promulgated or published pursuant thereto), whether or not any of the foregoing were foreseeable or unforeseeable at the date of this Lease. Tenant's obligation to comply with and observe the Governmental Requirements shall apply regardless of whether such Governmental Requirements regulate or relate to Tenant's particular use of the Premises or regulate or relate to the use of premises in general, and regardless of the cost thereof. The judgment of any court of competent jurisdiction, or the admission of Tenant in any action or proceeding against Tenant, whether Landlord be a party thereto or not, that any such Governmental Requirement pertaining to the Premises has been violated, shall be conclusive of that fact as between Landlord and Tenant. If Tenant's obligations under this Section 3.3 would require Tenant to make any replacements or improvements which would constitute "capital improvements" under generally accepted accounting principles, then Landlord initially shall pay the cost of such capital improvement and the cost of such capital improvement, together with interest thereon at the rate of ten percent (10%) per annum (or such higher rate of interest as may be necessary to compensate Landlord for its cost of funds), shall be amortized over the useful life of such capital improvement, as reasonably determined by Landlord. On or before the first day of every calendar month during the Term (including any options to extend), Tenant shall pay to Landlord, in equal monthly installments, such amortization payments.

3.4   HAZARDOUS MATERIALS.

(A) HAZARDOUS MATERIALS DEFINED. As used herein, the term "HAZARDOUS MATERIALS" means any waste, material or substance (whether liquid, solid or gaseous), which is or may be deemed to be: (i) a pollutant or contaminant, or which is or may be deemed to be hazardous, toxic, ignitable, reactive, corrosive, dangerous, harmful or injurious, or which presents a risk to public health or to the environment, or which is or may become regulated by or under the authority of any applicable local, state or federal law, judgment, ordinance, order, rule, regulation, code or other governmental restriction, guideline or requirement, any amendment or successor thereto, replacement thereof or publication promulgated pursuant thereto, including, without limitation, any such items or substances which are or may become regulated by any of the Environmental Laws; (ii) listed as a chemical known to the State of California to cause cancer or reproductive toxicity pursuant to Section 25249.8 of the California Health and Safety Code, Division 20, Chapter 6.6 (Safe Drinking Water and Toxic Enforcement Act of 1986); or
(iii) a pesticide, petroleum product (including crude oil or any fraction thereof), asbestos or an asbestos-containing material, a polychlorinated biphenyl, radioactive material, or urea formaldehyde.

(B)   ENVIRONMENTAL LAWS DEFINED.  In addition to the laws referred to in
Section 3.4(a) above, the term "ENVIRONMENTAL LAWS" includes, without limitation, 33 U.S.C. Section 1251 ET SEQ., 42 U.S.C. Section 6901 ET SEQ., 42 U.S.C. Section 7401 ET SEQ., 42 U.S.C. Section 9601 ET SEQ., and California Health and Safety Code Section 25100 ET SEQ., and 25300 ET SEQ., California Water Code Section 13020 ET SEQ., or any successor(s) thereto, all local, state and federal laws, judgments, ordinances, orders, rules, regulations, codes and other governmental restrictions, guidelines and requirements, any amendments and successors thereto, replacements thereof and publications promulgated pursuant thereto, which deal with, or otherwise in any manner relate to, air or water quality, air emissions, soil or ground conditions or other environmental matters of any kind.

(C) USE OF HAZARDOUS MATERIALS. Tenant agrees that during the Term of this Lease, there shall be no use, presence, disposal, storage, generation, leakage, treatment, manufacture, import, handling, processing, release, or threatened release of Hazardous Materials on, from or under the Premises or Building (individually and collectively, "HAZARDOUS USE") by Tenant or any of its directors, officers, members, managers, partners, employees, shareholders, invitees, agents, contractors or occupants (collectively, "TENANT'S PARTIES"), except to the extent necessary for Tenant's business and consistent with the Permitted Use, but then only in full compliance with Environmental Laws. Tenant shall not be entitled to install any tanks under, on or about the Premises or Building for the storage of Hazardous Materials without the express written consent of Landlord, which may be withheld in Landlord's sole discretion. For the purposes of this Section 3.4(c), the term Hazardous Use shall include Hazardous Uses on, from or under the Premises or Building by Tenant or any of Tenant's Parties, whether known or unknown to Tenant. Notwithstanding anything in this Lease to the contrary, in no event shall Tenant be liable or responsible for any Hazardous Use which took place prior to the date of this Lease, or for any presence, release, discharge or disposal of Hazardous Materials not caused by Tenant or Tenant's Parties.

(D) HAZARDOUS MATERIALS REPORT; WHEN REQUIRED. Tenant shall submit to Landlord a written report with respect to Hazardous Materials ("REPORT") in the form prescribed at in subparagraph (e) below on the following dates:

(I)   At any time within ten (10) days after written request by Landlord, and

(II) At any time when there has been a violation of any Environmental Law, or in connection with any proposed request for Landlord's consent to any change in any list of Hazardous Materials previously approved in writing by Landlord pursuant to Section 3.4(c) above or for any change in the use or storage of such previously approved Hazardous Materials.

(E) HAZARDOUS MATERIALS REPORT; CONTENTS. The Report shall contain, without limitation, the following information:

(I) Whether on the date of the Report and (if applicable) during the period since the previous Report there has been any Hazardous Use on, from or under the Premises.

(II)  If there was such Hazardous Use:

(A) the identity of the Hazardous Materials, the dates upon which such Hazardous Materials were brought upon the Premises, the dates upon which the Hazardous Materials were removed therefrom, and the quantity, location, use and purpose thereof;

(B) any governmental permits maintained by Tenant with respect to such Hazardous Materials, the issuing agency, original date of issue, renewal dates (if any) and expiration date, together with copies of any such permits and applications therefor;

(C) any governmental reporting or inspection requirements with respect to such Hazardous Materials, the governmental agency to which reports are made and/or which conducts inspections, and the dates of all such reports and/or inspections (if applicable) since the previous Report, together with copies of any such reports; and

(D) identification of any operation or business plan prepared for any government agency with respect to such Hazardous Use.

(III) Any liability insurance carried by Tenant with respect to Hazardous Materials, the insurer, policy number, date of issue, coverage amounts, and date of expiration. Copies of any such policies or certificates of coverage shall be attached.

(IV) Any notices of violation of Environmental Laws, written or oral, received by Tenant from any governmental agency since the previous Report, the date, name of agency, and description of violation. Copies of any such written notices shall be attached.

(V) Any knowledge, information or communication which Tenant has acquired or received relating to: (1) any enforcement, cleanup, removal or other governmental or regulatory action threatened or commenced against Tenant or with respect to the Premises pursuant to any Environmental Laws; (2) any claim made or threatened by any person or entity against Tenant or the Premises on account of any alleged loss or injury claimed to result from any alleged Hazardous Use on or about the Premises; or (3) any report, notice or complaint made to or filed with any governmental agency concerning any Hazardous Use on or about the Premises. The Report shall be accompanied by copies of any such claim, report, complaint, notice, warning or other communication that is in the possession of or is available to Tenant.

(VI) Such other pertinent information or documents as are requested by Landlord in writing.

(F)   RELEASE OF HAZARDOUS MATERIALS; NOTIFICATION AND CLEANUP.

(I) At any time during the Term, if Tenant knows of any release of any Hazardous Materials upon, about or beneath the Premises or Building, then Tenant shall, immediately following the discovery thereof by Tenant, give oral and confirmatory written notice of that condition to Landlord.

(II) At its sole cost and expense, Tenant covenants to investigate, clean up and otherwise remediate any release of Hazardous Materials which were caused by Tenant or any of Tenant's Parties. Such investigation, clean-up and remediation shall be performed only after Tenant has obtained Landlord's written consent to all aspects of the remediation plan and all other action taken, which consent shall not be unreasonably withheld or delayed; provided, however, that Tenant shall be entitled to respond immediately to an emergency without first obtaining Landlord's written consent. All clean-up and remediation shall be done in strict compliance with Environmental Laws and to the satisfaction of Landlord in Landlord's reasonable discretion.

(III) Subject to the foregoing, Landlord shall have the right, but not the obligation, exercisable by written notice to Tenant at any time, to undertake within or outside the Premises all or any portion of any investigation, clean-up or remediation with respect to such Hazardous Materials caused or created by Tenant or any of Tenant's Parties, all at Tenant's cost and expense, which shall be paid by Tenant as additional rent within ten (10) days after receipt of written request therefor by Landlord. No such work by Landlord shall create any liability on the part of Landlord to Tenant or any other party in connection with such Hazardous Materials or constitute an admission by Landlord of any responsibility with respect to such Hazardous Materials.

(IV) Tenant shall not enter into any settlement agreement, consent decree or other compromise with respect to any claim relating to any Hazardous Materials in any way connected to the Premises without first (i) notifying Landlord of Tenant's intention to do so and affording Landlord the opportunity to participate in any such proceedings, and (ii) obtaining Landlord's prior written consent, which shall not be unreasonably withheld or delayed.

(G) INSPECTION AND TESTING BY LANDLORD. Landlord has the right at all times during the Term of this Lease to (i) inspect the Premises, as well as relevant portions of Tenant's books and records, and to (ii) conduct tests and investigations to determine whether Tenant is in compliance with the provisions of this Section 3.4. Except in case of emergency, Landlord shall give reasonable notice to Tenant before conducting any inspections, tests, or investigations. The cost of all such inspections, tests and investigations shall be borne by Tenant, if it is proven that Tenant or a Tenant Party is responsible for such Hazardous Materials under the terms of this Section 3.4; otherwise, such inspection, tests and investigations shall be at Landlord's cost. Neither any action nor inaction on the part of Landlord pursuant to this Section 3.4(g) shall be deemed in any way to release Tenant from, or in any way modify or alter, Tenant's responsibilities, obligations, and/or liabilities incurred pursuant to this Section 3.4.

(H) OTHER TAXES. Tenant shall also pay prior to delinquency all Taxes (as hereinafter defined) and other taxes in connection with any testing, investigation, abatement, remediation, removal, transportation and/or disposal of any Hazardous Materials by Tenant or any of Tenant's Parties (or by Landlord, pursuant to any provision of this Lease granting to Landlord the right to do any of the foregoing and to charge Tenant therefor). For purposes of this Section 3.4(h), the terms "TAXES" and "taxes" include, without limitation, any fees, charges, fines, penalties and costs (including, without limitation, permit, approval or licensing fees, charges or costs) imposed, charged or otherwise assessed upon or as a result of such act or omission by Tenant or any of Tenant's Parties.

3.5   INDEMNITY.

(A) Tenant shall indemnify, hold harmless, and, at Landlord's option, defend Landlord and any of Landlord's officers, directors, trustees, members, managers, shareholders, partners, employees, contractors, property managers, agents and mortgagees and other lien holders, from and against any and all Losses (as hereinafter defined) arising from or related to: (i) any violation or alleged violation by Tenant, or any of Tenant's Parties, of any of the requirements, ordinances, statutes, regulations or other laws referred to in this Article 3, including, without limitation, the Environmental Laws;
(ii) any breach of any provision of this Article 3 by Tenant or any of Tenant's Parties; or (iii) any Hazardous Use on, about or from the Premises or Building of any Hazardous Material approved by Landlord under this Lease. "LOSSES" means all claims, demands, expenses, actions, judgments, damages (whether consequential, direct or indirect, known or unknown, foreseen or unforeseen), penalties, fines, liabilities, losses of every kind and nature (including, without limitation, property damage, diminution in value of the Premises or Building, damages for the loss or restriction on use of any space or amenity within the Premises or Building, sums paid in settlement of claims and any costs and expenses associated with injury, illness or death to or of any person), suits, administrative proceedings, costs and fees, including, but not limited to, attorneys' and consultants' fees and expenses, and the costs of clean-up, remediation, removal and restoration. The provisions of this Section 3.5(a) shall survive the expiration or termination of this Lease.

(B) With respect to any release of or contamination by Hazardous Materials for which Landlord is responsible under the terms of this Section 3.4, Landlord, at no cost to Tenant, shall: (i) perform all remediation or other work which is necessary or otherwise required to be performed; and
(ii) Landlord shall indemnify, hold harmless and defend Tenant from and against any Losses arising from or related to the presence, release, discharge or disposal of any Hazardous Materials on, at, in, under or adjacent to the Premises as of the date of this Lease, but in no event shall Landlord be liable for any consequential damages or lost profits. The provisions of this Section 3.4(b) shall survive the expiration or termination of this Lease. In no event shall Tenant have any liability or responsibility for any Hazardous Materials introduced or released by any prior tenant of the Premises.

ARTICLE 4                                 - RENT
-----------                               ------

           Tenant shall pay to Landlord, without demand throughout the Term, base rent as specified in the Basic Lease Information ("BASE RENT"), payable in advance on or before the first day of each calendar month. All payments of Base Rent and all other sums under this Lease shall be in lawful money of the United States of America, without deduction, offset or recoupment whatsoever, to Landlord at the address specified in the Basic Lease Information or to such other person or address as Landlord may designate from time to time in writing. Base Rent for the first month of the Term shall be paid by Tenant upon Tenant's execution of this Lease. If the Term Commencement Date is other than the first day of a calendar month, Tenant's obligation to pay Base Rent for the first month of the Term shall consist of
(i) the monthly Base Rent for the first full calendar month plus (ii) monthly Base Rent for the partial month in which the Term Commencement Date occurs, prorated on a daily basis at the monthly Base Rent provided for the first calendar month.

ARTICLE 5                         - REAL PROPERTY TAXES
-----------                       ---------------------

5.1 PAYMENT OF REAL PROPERTY TAXES. Landlord shall promptly, but in no event less than thirty (30) days before payment is due, deliver to Tenant all bills for "Real Property Taxes" (as defined below) applicable to the Premises during the Term. Tenant shall pay, directly to the taxing authority (if allowed by such taxing authority), the Real Property Taxes applicable to the Premises during the Term. All such payments shall be made at least ten (10) days prior to the delinquency date of the applicable installment. Tenant shall promptly furnish Landlord with satisfactory evidence that such Real Property Taxes have been paid. If any such Real Property Taxes to be paid by Tenant shall cover any period of time prior to or after the expiration or earlier termination of the Term, Tenant's share of such Real Property Taxes shall be equitably prorated to cover only the period of time within the tax fiscal year this Lease is in effect, and Landlord shall reimburse Tenant for any overpayment after such proration. With respect to installments of any special assessments, Tenant shall be responsible only for such installments allocable to the Term of this Lease. If Tenant shall fail to pay any Real Property Taxes required by this Lease to be paid by Tenant, Landlord shall have the right to pay the same, and Tenant shall reimburse Landlord therefor upon demand.

5.2 DEFINITION OF REAL PROPERTY TAXES. "REAL PROPERTY TAXES" means any form of real estate tax or assessment, general, special, ordinary or extraordinary, and any business or license fee, commercial rental tax, improvement bond or bonds, levy or tax (other than inheritance, personal income or estate taxes) imposed upon the Premises by any authority having the direct or indirect power to tax, including any city, state or federal government, or any school, agricultural, sanitary, fire, street, drainage or other improvement district thereof, levied against any legal or equitable interest of Landlord in the Premises or in the real property of which the Premises are a part, Landlord's right to rent or derive other income therefrom, Landlord's business of leasing the Premises and/or Tenant's possessory interest in the Premises hereunder. The term "REAL PROPERTY TAXES" shall also include any tax, fee, levy, assessment or charge, or any increase therein, imposed by reason of events occurring, or changes in applicable law taking effect, during the Term of this Lease, including, but not limited to, a change in the ownership of the Premises or in the improvements thereon, the execution of this Lease, or any modification, amendment or transfer thereof, and whether foreseen or unforeseen at the date hereof.

5.3 JOINT ASSESSMENT. If the Premises are not separately assessed, Tenant's liability shall be an equitable proportion of the Real Property Taxes for all of the land and improvements included within the tax parcel assessed, such proportion to be determined by Landlord from the respective valuations assigned in the assessor's work sheets or such other information as may be reasonably available. Landlord's reasonable determination thereof, in good faith, shall be conclusive.

5.4 PERSONAL PROPERTY TAXES. Tenant shall pay prior to delinquency all taxes assessed against and levied upon all furnishings, equipment and other personal property of Tenant ("TENANT'S PROPERTY") located in the Premises or elsewhere. When possible, Tenant shall cause Tenant's Property to be assessed and billed separately from the real property of Landlord. If any of Tenant's Property shall be assessed with Landlord's real property, Tenant shall pay Landlord the taxes attributable to Tenant within ten (10) days after receipt of a written statement setting forth the taxes applicable to Tenant's Property or, at Landlord's option, as provided in Section 5.1(b) hereof.

5.5 PROPERTY TAX CONTESTS. If Tenant employs a property tax consultant and/or contests any assessment, tax, or charge against the Premises or seeks a reduction in the assessed valuation of the Premises for the purpose of reducing, maintaining the same or limiting the increase in any such tax assessment (any such event, a "PROPERTY TAX CONTEST"), Tenant shall pay any appraisal costs and the expenses of employing such consultant and/or in contesting any assessment, tax or charge and/or in seeking a reduction in any assessment (any such cost, a "CONTEST COST"). Notwithstanding the foregoing, Landlord may, but shall not be obligated to, initiate a Property Tax Contest during the Term; provided, however, that in such event Landlord shall pay for any related Contest Costs that are not in the nature of contingent fees payable out of any retroactive adjustment to Real Property Taxes.

ARTICLE 6                    - INSURANCE AND INDEMNIFICATION
-----------                  -------------------------------

6.1 PAYMENT FOR INSURANCE. Tenant shall pay for all insurance required under this Article 6. Premiums for policy periods commencing prior to or extending beyond the Term shall be prorated to correspond to the Term.
Except with respect to the rental-interruption insurance described in
Section 6.4(a) below, which insurance may be obtained and maintained, at Tenant's option, either (i) directly by Tenant or (ii) by Landlord at Tenant's expense (in which event Tenant shall reimburse Landlord for the related premiums in accordance with the last sentence of this Section 6.1), Landlord and Tenant intend for all insurance policies required pursuant to this Article 6 to be obtained, maintained, and that any and all premiums relating thereto to be paid directly by, Tenant. Notwithstanding the provisions of the preceding sentence, if Tenant and Landlord agree that Landlord shall procure (i) a policy or policies required hereunder or
(ii) the rental-interruption insurance policy described in Section 6.4(a), and the premiums relating thereto are paid directly by Landlord to the applicable insurance provider, the corresponding reimbursement payment by Tenant to Landlord shall be made within ten (10) days following receipt of an invoice therefor.

6.2 LIABILITY INSURANCE. Tenant shall obtain at its own expense and keep in force during the Term (including any extensions thereof), a policy or policies of commercial general liability insurance, including personal injury and property damage, with a combined single limit of not less than Five Million Dollars ($5,000,000.00) per occurrence. Each such policy shall
(1) name Landlord and, if applicable, its agent, and any party holding an interest to which this Lease may be subordinated, as additional insureds;
(2) be issued by an insurance company with a Best's rating of A-X or better and licensed to do business in the State of California; (3) provide that said insurance shall not be canceled without thirty (30) days' prior written notice to Landlord; (4) provide coverage for all claims incurred during the Term, regardless of when such claims shall be first made against Tenant and/or Landlord; (5) provide coverage for the indemnity obligations of Tenant under this Lease; (6) contain cross liability endorsement; (7) be primary, not contributing with, and not in excess of coverage, if any, which Landlord may carry; and (8) contain provisions or an endorsement specifying coverage shall be extended to include blanket contractual liability, personal injury liability (including libel, slander, false arrest, and wrongful eviction) and broad form property damage. If any liability insurance required pursuant to this Lease is written on a claims-made basis, Tenant shall continue to provide evidence of such coverage beyond the Term for a period mutually agreed upon by Landlord and Tenant at the expiration or earlier termination of the Term, but in no event shall such period be less than four (4) years.

6.3 PROPERTY INSURANCE. Tenant shall obtain and maintain in force throughout the Term (including any extensions thereof), a policy of property insurance written on the Insurance Services Office Special Causes of Loss Form (or an insurer-specific equivalent form) covering the Building and all improvements, fixtures, betterments, equipment, stock and all Tenant-owned personal property located in the Building or on or about the Premises in an amount equal to the full replacement cost thereof with a deductible not to exceed Twenty-Five Thousand Dollars ($25,000.00). All exclusions and/or limitations pertaining to sewer and drain back-up, subsurface water, continuous seepage and damage to the interior without prior wind or hail damage to the Building shall be removed. Coverage shall also be provided for loss due to (i) the enforcement of building ordinances following a covered loss and (ii) boiler and machinery, either by endorsement to such policy or by separate policy. Coverage for improvements and betterments shall apply to those made for Tenant at Landlord's expense, if any, as well as those made at Tenant's expense, and shall be for the full replacement value and not limited to Tenant's use value in such improvements and/or betterments. At Landlord's option, exercisable at Landlord's sole discretion, Tenant shall insure the Building against loss or damage due to any other peril or perils, including, without limitation, earthquake, earth movement, mud slides, and flood. If Landlord requires Tenant to maintain coverage for loss due to earthquake, then, notwithstanding any other provision of this Section 6.3, deductible applicable to such earthquake coverage shall be the lowest obtainable percentage of the total replacement cost of the Building commercially-available at the date of such policy or coverage endorsement. Any and all insurance policies required pursuant to this Section 6.3 shall be issued by an insurance carrier with a Best's rating of A-X or better that is licensed to do business in the State of California.

6.4   OTHER INSURANCE.

(A) RENTAL VALUE. Tenant shall cause to be obtained and kept in force throughout the Term (including any extensions thereof) either directly or, at Tenant's option exercisable by written notice (i) prior to the Term Commencement Date or (ii) at least five (5) business days before the expiration or cancellation of such coverage, through Landlord's insurance carrier at Tenant's expense (in accordance with Section 6.1 above), a policy or policies in the name of Landlord, with loss payable to Landlord, insuring the loss of the full rental and other charges payable by Tenant to Landlord under this Lease for one (1) year from the date of the insured loss (including all Real Property Taxes, insurance costs, and any scheduled rental increases) (collectively, the "RENTAL LOSSES"). Said insurance shall provide that, in the event the Lease is terminated by reason of an insured loss, the period of indemnity for such coverage shall be extended beyond the date of the completion of repairs or replacement of the Premises, to provide for one full year's Rental Losses. Said insurance shall contain an agreed-amount provision in lieu of any coinsurance clause, and such agreed-amount of coverage shall be adjusted annually to reflect the projected rental income, Real Property Taxes, insurance premium costs and other expenses, if any, otherwise payable by Tenant, for the following twelve- (12-) month period and shall cover Rental Losses caused by all perils including, without limitation, earthquake and flood. Tenant shall be liable for any deductible amount in the event of such loss.

(B) WORKER'S COMPENSATION. Tenant shall obtain and maintain during the Term, worker's compensation insurance as required by applicable State law.

6.5   EVIDENCE OF INSURANCE COVERAGE.  At the times specified in this
Section 6.5, Tenant shall provide Landlord with evidence that each of the insurance policies required by this Article 6 is in full force and effect. Evidence of required property insurance shall be provided on the standard ACORD Evidence of Property Insurance form (ACORD 27) or an insurer-specific equivalent form. Evidence of required liability insurance shall be provided on the standard ACORD Certificate of Insurance form (ACORD 25-S) or an insurer-specific equivalent form. The required evidence of insurance shall also include copies of endorsements to the applicable policy specifying:

(A) Landlord and Landlord's agents, including their respective officers, directors, partners, employees and agents, are included as additional insureds under Tenant's commercial general liability insurance policy(ies);

(B) that Tenant's commercial general liability insurance is primary and that any insurance available to Landlord shall be excess and not contributory;

(C)   that the insurer recognizes the waiver of subrogation set forth in
Section 6.7 hereof; and

(D) that the insurer agrees not to cancel or alter the policy without providing Landlord with at least thirty (30) days' prior written notice.

Failure to provide acceptable evidence of insurance (i) prior to the Term Commencement Date or (ii) at least fifteen (15) days prior to the expiration or cancellation of any such insurance policy, shall authorize Landlord to procure such insurance in the amounts stated and charge the cost of same together with a One-Hundred-Dollar ($100.00) service charge to Tenant.

6.6 EXEMPTION FROM LIABILITY; INDEMNIFICATION. Landlord shall not be liable to Tenant for any loss or damage to person or property caused by theft, fire, act of God, acts of a public enemy, riot, strike, insurrection, war, court order, requisition or order of any governmental body or authority or for any damage or inconvenience which may arise through repair or alteration of any part of the Building. Notwithstanding any breach of this Lease by Landlord or Landlord's negligence, Landlord shall under no circumstances be liable to Tenant for any loss of income or profit. Tenant shall indemnify Landlord and hold Landlord harmless from and against any and all loss, cost, damage, liability, injury or expense arising out of or related to (1) claims of injury to or death of persons or damage to property occurring or resulting directly or indirectly from the use or occupancy of the Premises or from activities of Tenant or any of Tenant's Parties or from any cause whatsoever,
(2) claims for work or labor performed or for materials or supplies furnished to or at the request of Tenant or in connection with performance of any work done for the account of Tenant within the Premises, and (3) claims arising from any breach or default on the part of Tenant in the performance of any covenant contained in this Lease. Such indemnity shall include, without limitation, the obligation to provide all costs of defense against any such claims including any action or proceeding brought against Landlord. The foregoing indemnity shall not be applicable to claims arising from the active negligence or willful misconduct of Landlord. The provisions of this
Section 6.6 shall survive the expiration or earlier termination of the Term of this Lease with respect to any claims arising or liability incurred prior to such expiration or termination.

6.7 WAIVER OF SUBROGATION. To the extent permitted by law and without affecting the coverage provided by insurance required to be maintained hereunder, Landlord and Tenant each waive any right to recover against the other (a) damages for injury to or death of persons, (b) damages to property,
(c) damages to the Premises or any part thereof, or (d) claims arising by reason of the foregoing, to the extent such damages and claims are insured against or required to be insured against by Landlord or Tenant under this Lease. This provision is intended to waive fully, and for the benefit of each party, any rights and/or claims which might give rise to a right of subrogation by any insurance carrier. The coverage obtained by each party pursuant to this Lease shall include, without limitation, a waiver of subrogation by the carrier which conforms to the provisions of this
Section 6.7.

ARTICLE 7                   - REPAIRS & MAINTENANCE; UTILITIES
-----------                 ----------------------------------

7.1 LANDLORD'S OBLIGATIONS. Landlord shall, at Landlord's expense, maintain in good condition and repair the structural components of the roof, foundations and exterior walls of the Building, including any capital repairs or replacements to any of the subsurface plumbing systems outside of the boundaries of the Building (collectively, "STRUCTURAL COMPONENTS"), reasonable wear and tear excepted. Landlord's obligations with respect to the roof of the Premises pursuant to this Section 7.1 are limited to the repair or replacement of items such as trusses, purlins, glue-lam beams or like structural components supporting the roof. The term "walls" as used herein shall not include windows, glass or plate glass, doors or office entries. The term "roof" as used herein shall not include skylights, smoke hatches or roof vents. Any damage caused by or repairs necessitated by any act, omission or failure to act of Tenant, including any damage resulting from Tenant's failure to discharge its maintenance obligations pursuant to
Section 7.2 below, may be repaired by Landlord at Landlord's option and at Tenant's expense. Tenant shall immediately give Landlord written notice of any defect in or need of repairs to Structural Components following receipt of which Landlord shall have reasonable opportunity to repair same.
Landlord's liability with respect to any defects, repairs, or maintenance for which Landlord is responsible under any of the provisions of this Lease shall be limited to the cost of such repairs or maintenance. If Landlord fails to perform or to commence to perform and thereafter diligently complete any of its repair and maintenance obligations hereunder within fifteen (15) days after receipt of written notice thereof, Tenant may undertake such repair and/or maintenance of the Premises and Landlord shall reimburse Tenant within ten (10) days of receipt of any invoice therefor for Tenant's reasonable actual cost of performing such maintenance and repair. In the event of emergency repairs, Tenant shall diligently attempt to contact Landlord, and if Tenant is unable to contact Landlord, Tenant may undertake such emergency repairs to the extent necessary to eliminate the emergency nature of the repair situation. In such circumstances, Landlord shall reimburse Tenant within ten (10) days of receipt of an invoice therefor for Tenant's reasonable actual cost of undertaking such emergency repair.

7.2   TENANT'S OBLIGATIONS.

(A)   Except to the extent expressly provided otherwise in Section 1.2 and
Section 7.1 above, Tenant shall, at Tenant's expense, maintain all parts of the Premises in a good, clean and secure condition and in good repair (reasonable wear and tear excepted), promptly making all necessary repairs and replacements including, but not limited to, all windows, glass, doors and any special office entries, walls and wall finishes, floor covering, heating, ventilating and air conditioning systems, truck doors, dock bumpers, dock plates and levelers, maintenance of roof coatings and repair of roof leaks, plumbing work and fixtures, down spouts, skylights, smoke hatches, roof vents, boilers, fired or unfired pressure vessels, fire sprinkler and/or standpipe and hose or other automatic fire extinguishing system (including fire alarm and/or smoke detection systems and equipment), fire hydrants, fixtures, ceilings, floors, landscaping, driveways, parking lots, fences, retaining walls, signs, sidewalks and parkways located in, on, about, or adjacent to the Premises. Tenant shall at Tenant's expense also perform necessary pest extermination and regular removal of trash and debris.
Tenant, in keeping the Premises in good order, condition and repair, shall exercise and perform good maintenance practices. Tenant's obligations shall include restorations, replacements or renewals when necessary to keep the Premises, the Building and all improvements thereon or a part thereof (except for restoration, replacement or renewals of the Structural Components which are Landlord's obligation to maintain pursuant to Section 7.1 hereof) in good order, condition and state of repair. Landlord may require Tenant to repaint the exterior of the Building at the end of the seventh (7th) year of the Term.

(B)   Tenant shall, at Tenant's sole cost and expense, procure within thirty
(30) days following the Term Commencement Date, and maintain throughout the Term, contracts, with copies to Landlord, in customary form and substance, for and with contractors specializing and experienced in, the inspection, maintenance and service of the following equipment and improvements, if any, located on the Premises: (i) heating, air conditioning and ventilation equipment, (ii) boiler, fired or unfired pressure vessels, (iii) fire sprinkler and/or standpipe and hose or other automatic fire extinguishing systems (including fire alarm and/or smoke detection), (iv) landscaping and irrigation systems, (v) roof covering and drain maintenance and (vi) asphalt and parking lot maintenance.

(C) It is the intention of the parties that the terms of this Lease govern their respective obligations as to maintenance and repair of the Premises. Tenant and Landlord expressly waive the benefit of any statute now or hereafter in effect to the extent it (i) is inconsistent with the terms of this Lease or (ii) affords Tenant the right to (A) make repairs at the expense of Landlord except as otherwise expressly set forth herein in Sections 1.4 and 7.1, (B) offset the cost of repairs against rental due to Landlord hereunder or (C) terminate this Lease by reason of any needed repairs.

(D) If Tenant's obligations under this Section 7.2 would require Tenant to make any replacements or improvements which would constitute "capital improvements" under generally accepted accounting principles, then Landlord initially shall pay the cost of such capital improvement and the cost of such capital improvement, together with interest thereon at the rate of ten percent (10%) per annum (or such higher rate of interest as may be necessary to compensate Landlord for its cost of funds), shall be amortized over the useful life of such capital improvement, as reasonably determined by Landlord. On or before the first day of every calendar month during the Term (including any options to extend), Tenant shall pay to Landlord, in equal monthly installments, such amortization payments.

7.3 UTILITIES. Tenant shall pay for all water, gas, heat, air conditioning, light, power, telephone, sewer, sprinkler charges and all other utilities and services used on or from the Premises, together with any taxes, penalties, surcharges or the like pertaining thereto, and maintenance charges for utilities and shall furnish all electric light bulbs, ballasts and tubes. Landlord shall not be liable for any damages directly or indirectly resulting from nor shall the Base Rent or any monies owed Landlord under this Lease herein reserved be abated by reason of (a) the installation, use or interruption of use of any equipment used in connection with the furnishing of any of the foregoing utilities and services, (b) failure to furnish or delay in furnishing any such utilities or services when such failure or delay is caused by Acts of God or the elements, labor disturbances of any character, any other accidents or other conditions beyond the reasonable control of Landlord, or (c) the limitation, curtailment, rationing or restriction on use of water, electricity, gas or any other form of energy or any other service or utility whatsoever serving the Premises.
Notwithstanding the provisions of the preceding sentence, if utility services to the Premises are interrupted by damage or destruction caused by a casualty or by the active negligence or willful misconduct of Landlord or its agents, contractors or representatives, then the provisions of Article 13 hereof with respect to any abatement of rental shall control. Landlord shall be entitled to cooperate voluntarily and in a reasonable manner in the efforts of national, state or local governmental agencies or utility suppliers in reducing energy or other resource consumption. The obligation to make services available hereunder shall be subject to the limitations of any such voluntary, reasonable program.

7.4 LIENS. Tenant shall keep the Premises free from liens arising out of or related to work performed, materials or supplies furnished or obligations incurred by Tenant or in connection with work made, suffered or done by Tenant in or on the Premises. In the event that Tenant shall not, within ten
(10) days following the imposition of any such lien, cause the same to be released of record by payment or posting of a proper bond, Landlord shall have, in addition to all other remedies provided herein and by law, the right, but not the obligation, to cause the same to be released by such means as it shall deem proper, including payment of the claim giving rise to such lien. All sums paid by Landlord on behalf of Tenant and all expenses incurred by Landlord in connection therewith shall be payable to Landlord by Tenant on demand with interest at the maximum rate allowable by law.
Landlord shall have the right at all times to post and keep posted on the Premises any notices permitted or required by law, or which Landlord shall deem proper, for the protection of Landlord, the Premises and any other party having an interest herein, from mechanics' and materialmen's liens, and Tenant shall give Landlord not less than ten (10) business days prior written notice of the commencement of any work in the Premises which could lawfully give rise to a claim for mechanics' or materialmen's lien.

ARTICLE 8                        - ALTERATIONS AND SIGNS
-----------                      -----------------------

8.1   ALTERATIONS.

(A) LANDLORD'S CONSENT. Tenant shall not make, or allow to be made, any alterations, additions or improvements in, about or to the Premises, including, without limitation, any alterations, additions or improvements that result in increased telecommunication demands or require the addition of new communication wires, cables and related devices or expand the number of telephone or communication lines dedicated to the Premises by the Building's telecommunication design (any such construction, "ALTERATIONS"), without obtaining the prior written consent of Landlord, which consent shall not be unreasonably withheld with respect to proposed Alterations which (a) comply with all applicable laws, ordinances, rules and regulations, (b) do not affect the structural integrity of the Building, (c) do not, in Landlord's reasonable opinion, adversely affect the Building's mechanical, plumbing, electrical, and heating/ventilation/air conditioning systems, and (d) in Landlord's reasonable opinion, will not affect or impair any telecommunication or utility line or facility at the Building. Landlord may withhold its consent in the exercise of its sole discretion with respect to any Alteration which may affect the structural integrity of the Building. Specifically, but without limiting the generality of the foregoing, Landlord shall have the right of consent for all plans and specifications for the proposed Alterations, construction means and methods, any contractor or subcontractor to be employed on the work for such Alterations (collectively, "Tenant's Contractor"), and the time for performance of such work. Landlord shall have the right to require, at Tenant's expense, the delivery of performance and payment bonds showing Landlord as a beneficiary. Tenant shall also supply to Landlord any documents and information reasonably requested by Landlord in connection with its consideration of a request for approval hereunder. Tenant shall (i) obtain Landlord's written approval and all appropriate permits and licenses and (ii) deliver copies of all such permits to Landlord prior to the commencement of construction of any Alterations.

(B) PERFORMANCE. All Alterations permitted hereunder shall be made and performed by or on behalf of Tenant in a good and workmanlike manner without cost or expense to Landlord including, without limitation, any costs or expenses which Landlord may incur for third party review of the plans and specifications for any such Alterations. The cost of third-party review for which Tenant is responsible pursuant to the foregoing shall be limited to the reasonable, market-rate cost of such services.

(C) REMOVAL. All Alterations made by Tenant shall become the property of Landlord and shall be surrendered to Landlord upon the expiration or earlier termination of the Term; provided, however, that this clause shall not apply to Tenant's "Specialized Improvements" (as defined below). As used herein, the term "Specialized Improvements" means (i) trade fixtures, (ii) furniture,
(iii) personal property and equipment, and (iv) alterations or improvements which are particular to Tenant's operations and/or would not be usable by subsequent tenants of the Premises. On or before the expiration or earlier termination of the Term, unless Landlord elects otherwise in writing, Tenant at its sole cost shall remove all Specialized Improvements and repair all damage caused by such removal. All such removal and repair shall be accomplished in a good and workmanlike manner so as not to cause any damage to the Premises whatsoever. Upon the expiration or earlier termination of the Term, Tenant shall surrender possession of the Premises to Landlord vacant of all persons and personal property, clean and free of debris, and in the same condition as when received, ordinary wear and tear excepted.

(D) PLANS. Tenant shall not make any change in the plans and/or specifications for the Alterations, following approval thereof by Landlord, without the prior written consent of Landlord. Upon completion of the Alterations, Tenant shall deliver to Tenant a copy of the "as-built" plans, building permits (with all inspection approvals signed by the applicable local governmental agency) and certificates of occupancy.

(E) REQUIRED INSURANCE. Tenant shall cause Tenant's Contractors to secure, pay for, and maintain during the performance of the construction of any Alterations, insurance in the following minimum coverages and limits of liability:

(i) Workmen's Compensation and Employer's Liability Insurance as required by law.

(ii) Commercial General Liability Insurance (including Owner's and Contractors' Protective Liability) in an amount not less than Two Million Dollars ($2,000,000) per occurrence, whether involving bodily injury liability (or death resulting therefrom) or property damage liability or a combination thereof with a minimum aggregate limit of Two Million Dollars ($2,000,000), and with umbrella coverage with limits not less than Ten Million Dollars ($10,000,000). Such insurance shall provide for explosion and collapse, completed operations coverage with a two-year extension after completion of the work, and broad form blanket contractual liability coverage and shall insure Tenant's Contractors against any and all claims for bodily injury, including death resulting therefrom and damage to the property of others and arising from its operations under the contracts whether such operations are performed by Tenant's Contractors, or by anyone directly or indirectly employed by any of them.

(iii) Comprehensive Automobile Liability Insurance, including the ownership, maintenance, and operation of any automotive equipment, owned, hired, or non-owned in an amount not less than Five Hundred Thousand Dollars ($500,000) for each person in one accident, and One Million Dollars ($1,000,000) for injuries sustained by two or more persons in any one accident and property damage liability in an amount not less than One Million Dollars ($1,000,000) for each accident. Such insurance shall insure Tenant's Contractors against any and all claims for bodily injury, including death resulting therefrom, and damage to the property of others arising from its operations under the contracts, whether such operations are performed by Tenant's Contractors, or by anyone directly or indirectly employed by any of them.

(iv) "All-risk" builder's risk insurance upon the Alterations to the full insurance value thereof. Such insurance shall include the interest of Landlord and Tenant (and their respective contractors and subcontractors of any tier to the extent of any insurable interest therein) in the Alterations and shall insure against the perils of fire and extended coverage and shall include "all-risk" builder's risk insurance for physical loss or damage including, without duplication of coverage, theft, vandalism, and malicious mischief. If portions of the Alterations are stored off the site of the Premises or in transit to such site are not covered under such "all-risk" builder's risk insurance, then Tenant shall effect and maintain similar property insurance on such portions of the Alterations. Any loss insured under such "all-risk" builder's risk insurance is to be adjusted with Landlord and Tenant and made payable to Landlord as trustee for the insureds, as their interest may appear, subject to the agreement reached by such parties in interest, or in the absence of any such agreement, then in accordance with a final, nonappealable order of a court of competent jurisdiction. If after such loss no other special agreement is made, the decision to replace or not replace any such damaged the Alterations shall be made in accordance with the terms and provisions of the Lease. The waiver of subrogation provisions contained in the Lease shall apply to the "all-risk" builder's risk insurance policy to be obtained by Tenant pursuant to this paragraph.

           All policies (except the workmen's compensation policy) shall be endorsed to include as additional named insureds Landlord and its officers, employees, and agents, Landlord's contractors, Landlord's architect, and such additional persons as Landlord may designate. Such endorsements shall also provide that all additional insured parties shall be given thirty (30) days' prior written notice of any reduction, cancellation, or nonrenewal of coverage by certified mail, return receipt requested (except that ten (10) days' notice shall be sufficient in the case of cancellation for nonpayment of premium) and shall provide that the insurance coverage afforded to the additional insured parties thereunder shall be primary to any insurance carried independently by such additional insured parties. At Tenant's request, Landlord shall furnish a list of names and addresses of parties to be named as additional insureds. The insurance policies required hereunder shall be considered as the primary insurance and shall not call into contribution any insurance then maintained by Landlord. Additionally, where applicable, such policy shall contain a crossliability and severability or interest clause.

           To the fullest extent permitted by law, Tenant (and Tenant's Contractors) and Landlord (and its contractors) shall indemnify and hold harmless the other party, its officers, agents and employees, from and against all claims, damages, liabilities, losses and expenses of whatever nature, including but not limited to reasonable attorneys' fees, the cost of any repairs to the Premises necessitated by activities of the indemnifying party's contractors, bodily injury to persons or damage to property of the indemnified party, its employees, agents, invitees, licensees, or others, arising out of or resulting from the performance of work by the indemnifying party or its contractors. The foregoing indemnity shall be in addition to the insurance requirements set forth above and shall not be in discharge or substitution of the same, and shall not be limited in any way by any limitations on the amount or type of damages, compensation or benefits payable by or for Tenant's Contractors under Workers' or Workmen's Compensation Acts, Disability Benefit Acts or other Employee Benefit Acts.

8.2 SIGNS. Tenant shall not place any sign upon the Premises, except that Tenant may, with Landlord's prior written consent, install (but not on the roof of the Building) such signs identifying the name of Tenant and including Tenant's logo as are reasonably required to advertise Tenant's own business. The installation and maintenance of any sign on the Premises by or for Tenant shall be subject to the provisions of Article 7 and this Article 8.

8.3 SATELLITE DISHES/ROOF ANTENNAE. Subject to the provisions of Article 7 and this Article 8, Tenant may, at Tenant's option, install one (1) satellite dish or similar roof antenna (the "ROOF ANTENNA"), which Roof Antenna shall be used solely (i) for the benefit of Tenant and (ii) as an incidental use in connection with Tenant's primary business operations in the Premises. Tenant agrees to indemnify, defend, and hold Landlord harmless from any claim asserted, or threatened to be asserted, by any person in the vicinity of the Premises, which claim relates in any manner whatsoever to Tenant's transmissions from such Roof Antenna. Any use of such Roof Antenna by or for the benefit of third parties without the written consent of Landlord, which consent may be withheld in Landlord's sole discretion, is expressly prohibited by this Section 8.3. Landlord shall have the right to require Tenant to install, at Tenant's sole cost and expense and in accordance with
Article 8 hereof, an equipment screen to surround and shield the Roof Antenna from view ("EQUIPMENT SCREEN") so long as such Equipment Screen is
(i) required under local ordinances or (ii) necessary in Landlord's reasonable determination. Notwithstanding any provision of Section 7.1 hereof, Tenant acknowledges that its repair and maintenance obligations under this Lease include the repair of any damage caused to the Building including, without limitation, any damage to the roof or any Structural Component whatsoever, caused by Tenant's installation or operation of any Roof Antenna or Equipment Screen.

ARTICLE 9                        - INSPECTION AND NOTICES
-----------                      ------------------------

           After reasonable notice, except in emergencies when no such notice shall be required, Landlord, its agents and representatives, shall have the right to enter the Premises to inspect the same, to perform such work on, or make such repairs to, the Premises or Building as may be permitted or required hereunder, to deal with emergencies, to post such notices as may be permitted or required by law to prevent the perfection of liens against Landlord's interest in the Premises or to exhibit the Premises to prospective tenants, purchasers, encumbrancers or others, or for any other purpose as Landlord may deem necessary or desirable; provided, however, that Landlord shall not unreasonably interfere with Tenant's business operations. Tenant shall not be entitled to any abatement of Base Rent or any other sums due hereunder by reason of the exercise of any such right of entry. From and after the date that is six (6) months prior to the end of the Term, Landlord shall have the right to erect on the Premises or Building a suitable sign indicating that the Premises are available for lease. Tenant shall give written notice (the "TENANT VACATION NOTICE") to Landlord at least thirty
(30) days prior to vacating the Premises and shall meet with Landlord upon five (5) business days' prior notice from Landlord ("INSPECTION NOTICE") for a joint inspection of the Premises on a date specified (the "SCHEDULED INSPECTION DATE") in the Inspection Notice, which date shall be a business day prior to the time of Tenant's vacating the Premises.

ARTICLE 10                     - LENDER AND FINANCING PROVISIONS
----------------               ---------------------------------

10.1 SUBORDINATION. Without the necessity of any additional document being executed by Tenant for the purpose of effecting a subordination, this Lease shall be subject and subordinate at all times to (a) all ground leases or underlying leases which may now exist or hereafter be executed affecting the Premises or any portion thereof and (b) any mortgage, deed of trust or other hypothecation or security device (collectively, "SECURITY DEVICE") which may now exist or be placed upon the Building, land, ground leases or underlying leases, or Landlord's interest or estate in any of said items, which is specified as security for any and all advances made thereunder, and to all renewals, modifications, consolidations, replacements and extensions thereof provided that any such lessor or lender agrees in writing that so long as Tenant is not in default hereunder, Tenant's rights under this Lease will not be terminated following foreclosure. With respect to any Security Device in existence as of the date of this Lease which is senior to this Lease, Landlord shall use its commercially reasonable efforts to cause the lender to provide a nondisturbance agreement, in such lessor's or lender's standard form, which provides that Tenant's rights under this Lease will not be terminated following foreclosure as long as Tenant is not in default under this Lease. Notwithstanding the foregoing, Landlord shall have the right to subordinate, or cause to be subordinated, any such ground leases or underlying leases or any such Security Device to this Lease. In the event that any ground lease or underlying lease terminates for any reason or any Security Device is foreclosed or a conveyance in lieu of foreclosure is made for any reason (any such event, a "TERMINATING ACT"), Tenant shall, notwithstanding any subordination, attorn to and become the tenant of the successor-in-interest to Landlord at the option of such successor-in-interest, provided that such successor-in-interest shall not disturb Tenant's possession as long as Tenant is not in default under this Lease and shall be bound by all of the obligations imposed by this Lease upon Landlord. Notwithstanding the foregoing, in the event of such foreclosure or conveyance in lieu of foreclosure, such new owner shall not: (i) be liable for any act or omission of Landlord or with respect to events occurring prior to acquisition of ownership by such new owner, except such acts, omissions or events which are of a continuing nature (including any repair, restoration, rebuilding or maintenance obligations of Landlord that are ongoing at the time such new owner obtains title to the Premises), (ii) be subject to any offsets or defenses which Tenant might have against Landlord, or (iii) be bound by prepayment of more than one (1 ) month's rent. The foregoing shall not limit the successor-in-interest's obligation to perform the obligations of Landlord under the Lease from and after the date of attornment or to correct any conditions that existed as of the date of attornment and violate the successor-in-interest's obligation as landlord under this Lease. Tenant agrees that, prior to the occurrence of any such Terminating Act, the lender(s) holding any such Security Device shall have no duty, liability or obligation to perform any of the obligations of Landlord under this Lease, but that, in the event of Landlord's default with respect to any such obligation, Tenant shall give any lender whose name and address has been furnished Tenant in writing for such purpose, notice of Landlord's default and allow such lender thirty (30) days following receipt of such notice for the cure of said default before invoking any remedies Tenant may have by reason thereof. Tenant shall execute and deliver, upon demand by Landlord and in the form requested by Landlord, any additional documents evidencing the priority or subordination of this Lease with respect to any such ground lease or underlying lease or any such Security Device provided that such documents provide that so long as Tenant is not in default under this Lease, Tenant's use and occupancy of the Premises shall not be disturbed.

10.2 FINANCIAL STATEMENTS. At the request of Landlord, from time to time during the Term, Tenant shall provide to Landlord its current financial statements or other information discussing financial worth which Landlord shall use solely for purposes of this Lease and in connection with the ownership, management and disposition of the Premises.

10.3  ESTOPPEL CERTIFICATES.  Tenant agrees from time to time within twenty
(20) days after request by Landlord, to deliver to Landlord, or Landlord's designee, an estoppel certificate stating that this Lease is in full force and effect, the date to which Base Rent has been paid, the unexpired portion of the Term and such other matters pertaining to this Lease as may be reasonably requested by Landlord. Failure by Tenant to execute and deliver such estoppel certificate shall constitute an acknowledgment by Tenant that the statements included therein are true and correct without exception. Landlord and Tenant intend that any estoppel certificate delivered pursuant to this Section 10.3 may be relied upon by any mortgagee, beneficiary, purchaser or prospective purchaser of the Premises or any interest therein. The parties agree that Tenant's obligation to furnish such estoppel certificates in a timely fashion is a material inducement for Landlord's execution of this Lease.

ARTICLE 11                        - ASSIGNMENT AND SUBLETTING
----------------                  ---------------------------

11.1  LANDLORD'S CONSENT.

(A) IN GENERAL. Tenant shall not assign this Lease or sublet the Premises, or any part thereof, without Landlord's prior written consent, except as provided herein.

(B) PROCEDURE. If Tenant desires to assign this Lease or sublet any or all of the Premises, Tenant shall give Landlord written notice thirty (30) days prior to the anticipated effective date of such assignment or sublease. Each such request for consent to an assignment or subletting shall be accompanied by information relevant to Landlord's determination as to the financial and operational responsibility and appropriateness of the proposed assignee or sublessee, including, but not limited to, the intended use and/or required modification of the Premises, if any. Tenant agrees to provide Landlord with such other or additional information and/or documentation as may be reasonably requested by Landlord. Landlord shall then have a period of fifteen (15) business days following receipt of (i) such notice and (ii) all information required hereunder to notify Tenant in writing that Landlord elects either (1) to terminate this Lease as to the space so affected as of the date so requested by Tenant, (2) to permit Tenant to assign this Lease or sublet such space, SUBJECT, HOWEVER, to Landlord's prior written approval of any related documents or agreements associated with the assignment or sublease, such consent not to be unreasonably withheld, or (3) to withhold consent to the requested assignment or subletting provided it is reasonable to do so. If Landlord should fail to notify Tenant in writing of such election within said period, Landlord shall be deemed to have waived its option to terminate this Lease pursuant to clause (1) above, but written approval by Landlord of the proposed assignee or subtenant shall be required. Failure by Landlord to approve a proposed assignee or subtenant shall not cause a termination of this Lease.

(C) PERMITTED TRANSFEREES. Notwithstanding the foregoing provisions, Tenant shall have the right to assign this Lease, without Landlord's consent (and without a recapture right on the part of Landlord), to a "Permitted Transferee" (as defined below), provided that the net worth of the assignee equals or exceeds the greater of (i) Tenant's net worth at the time this Lease is executed or (ii) Tenant's net worth immediately prior to such assignment. In the event of an assignment to a Permitted Transferee, Tenant shall notify Landlord within ten (10) days after the effective date of such assignment. As used herein, term "Permitted Transferee" means Tenant's parent corporation, any subsidiary of Tenant or any subsidiary of Tenant's parent corporation. In addition, Tenant shall have the right to sublease all or any portion of the Premises, without Landlord's consent (and without a recapture right on the part of Landlord) to a "Permitted Transferee". Tenant shall notify Landlord within ten (10) days after the effective date of any such sublease and shall furnish Landlord with a copy of the sublease.

11.2 BONUS RENT. Any rent or other consideration realized by Tenant under any sublease or assignment (other than an assignment to a Permitted Transferee) in excess of the Base Rent payable hereunder shall be divided and paid fifty percent (50%) to Tenant and fifty percent (50%) to Landlord, after amortization and deduction of (1) the reasonable cost of any improvements which Tenant has made for the purpose of assigning or subletting all or part of the Premises, (2) reasonable subletting and assignment leasing commissions paid by Tenant to unaffiliated third parties, and (3) reasonable attorneys' fees incurred in connection therewith.

11.3 OTHER TRANSFERS. If Tenant is a corporation, a transfer of corporate shares by sale, assignment, bequest, inheritance, operation of law or other disposition (including such a transfer to or by a receiver or trustee in federal or state bankruptcy, insolvency or other proceedings, but excluding an assignment to a Permitted Transferee), so as to result in a change in control of such corporation or any of its parent corporations shall be deemed an assignment for purposes of this Article 11. For purposes of the preceding sentence, "change in control" means the transfer, on a cumulative basis, of twenty-five percent (25%) or more of the shares of such corporation having voting rights. If Tenant is a partnership, joint venture, limited liability company, trust or other unincorporated business form, a transfer of the interest of persons, firms or entities responsible for managerial control of Tenant by sale, assignment, bequest, inheritance, or operation of law or other disposition (including such a transfer to or by a receiver or trustee in federal or state bankruptcy, insolvency or other proceedings), so as to result in a change in the present control of said entity and/or a change in the identity of the persons responsible for the general credit obligations of said entity shall also be deemed an assignment for purposes of this
Article 11.

11.4  TERMS AND CONDITIONS APPLICABLE TO ASSIGNMENT AND SUBLETTING.

(A) Regardless of Landlord's consent, any assignment or subletting shall not: (i) be effective without the express written assumption by such assignee or sublessee of the obligations of Tenant under this Lease, (ii) release Tenant of any obligations hereunder, or (iii) alter the primary liability of Tenant for the payment of Base Rent and other sums due Landlord hereunder or for the performance of any other obligations to be performed by Tenant under this Lease.

(B) Landlord may accept any rent or performance of Tenant's obligations from any person other than Tenant pending approval or disapproval of an assignment. Neither a delay in the approval or disapproval of such assignment nor the acceptance of any rent or performance shall constitute a waiver or estoppel of Landlord's right to exercise its remedies for the default by Tenant of any of the terms, covenants or conditions of this Lease.

(C) The consent of Landlord to any assignment or subletting shall not constitute a consent to any subsequent assignment or subletting by Tenant or to any subsequent or successive assignment or subletting by the assignee or sublessee.

(D) In the event of any default of Tenant's obligations under this Lease, Landlord may proceed directly against Tenant, any guarantors or/and anyone else responsible for the performance of the Tenant's obligations under this Lease, including the sublessee, without first exhausting Landlord's remedies against any other person or entity responsible therefor to Landlord, or any security held by Landlord or Tenant.

(E) Any assignee of, or sublessee under, this Lease shall, by reason of accepting such assignment or entering into such sublease, be deemed, for the benefit of Landlord, to have assumed and agreed to conform and comply with each and every term, covenant, condition and obligation herein to be observed or performed by Tenant during the term of said assignment or sublease, other than such obligations as are contrary to or inconsistent with provisions of an assignment or sublease to which Landlord has specifically consented in writing.

11.5 ADDITIONAL TERMS AND CONDITIONS APPLICABLE TO SUBLETTING. The following terms and conditions shall apply to any subletting by Tenant of all or any part of the Premises and shall be deemed included in all subleases under this Lease whether or not expressly incorporated therein:

(A) In the event of a default by Tenant in the performance of its obligations under this Lease, Landlord, at its option and without any obligation to do so, may require any sublessee to attorn to Landlord, in which event Landlord shall undertake the obligations of the sublessor under such sublease from the time of the exercise of said option to the expiration of such sublease; PROVIDED, HOWEVER, Landlord shall not be liable for any prepaid rents or security deposit paid by such sublessee to such sublessor or for any other prior defaults of such sublessor under such sublease.

(B) No sublessee shall further assign or sublet all or any part of the Premises without Landlord's prior written consent.

11.6 REASONABLE RESTRICTION. The restrictions on assignment and subletting described in this Lease are acknowledged by Tenant to be reasonable for all purposes, and if this Lease is governed by the laws of the State of California, including, without limitation, the provisions of California Civil Code (the "CODE") Section 1951.4(b)(2). Tenant expressly waives any rights which it might otherwise be deemed to possess pursuant to applicable law to limit any remedy of Landlord by means of proof that enforcement of a restriction on use of the Premises would be unreasonable, and, if this Lease is governed by the laws of the State of California, including, without limitation, the otherwise applicable provisions of Sections 1997.040, 1951.2 or 1951.4 of the Code.

ARTICLE 12                              - CONDEMNATION
----------------                        --------------

12.1 CONDEMNATION. If the Premises or any portion thereof is taken under the power of eminent domain or sold under the threat of the exercise of said power (any of which, a "CONDEMNATION"), this Lease shall terminate as to the part so taken as of the date the condemning authority takes title or possession, whichever first occurs. If more than fifteen percent (15%) of the floor area of the Building, or more than fifteen percent (15%) of the land area of the Premises not occupied by the Building and used for parking purposes, is taken by Condemnation, Tenant may, at Tenant's option, to be exercised in writing within ten (10) days after Landlord shall have given Tenant written notice of such taking (or in the absence of such notice, within ten (10) days after the condemning authority shall have taken possession) terminate this Lease as of the date the condemning authority takes such possession. If Tenant does not terminate this Lease in accordance with the foregoing, this Lease shall remain in full force and effect as to the portion of the Premises remaining, except that the Base Rent shall be reduced in the same proportion as the rentable floor area of the Building so taken bears to the total rentable floor area of the Building. No reduction of Base Rent shall occur if the only portion of the Premises taken is land on which there is no Building and if fewer than fifteen percent (15%) of the parking spaces are taken.

12.2 AWARD. Any award for the taking of all or any part of the Premises under the power of eminent domain, or any payment made under threat of the exercise of such power, shall be the property of Landlord, whether such award shall be made as compensation for diminution in value of the leasehold or for the taking of the fee, or as severance damages; PROVIDED, HOWEVER, that Tenant shall be entitled to any compensation separately awarded to Tenant for Tenant's relocation expenses and/or loss of Tenant's trade fixtures.

12.3 REPAIRS. In the event that this Lease is not terminated by reason of any such Condemnation, Landlord shall, to the extent of its net severance damages received in excess of the legal and other expenses incurred by Landlord in the Condemnation matter, repair any damage to the Premises caused by such Condemnation, except to the extent that Tenant has been reimbursed therefor by the condemning authority.

ARTICLE 13                             - CASUALTY DAMAGE
----------------                       -----------------

13.1 CASUALTY. If the Premises should be damaged or destroyed by any casualty, Tenant shall give immediate written notice thereof to Landlord. Within thirty (30) days following Landlord's receipt of such notice, Landlord shall notify Tenant whether, in Landlord's reasonable opinion, such repairs can be made within one hundred eighty (180) days from the date of such Landlord notice (the "DETERMINATION DATE"). Landlord's determination as to the amount of time required for repair shall be based upon the written estimate of a third-party architect or contractor.

13.2 MINOR DAMAGE. If the Premises should be damaged by any casualty and rebuilding or repairs can, in Landlord's reasonable estimation (based upon the written estimate of a third-party architect or contractor), be completed within one hundred eighty (180) days after the Determination Date, this Lease shall not terminate, and Landlord shall, at its sole cost and expense, thereupon proceed with reasonable diligence to rebuild and repair the Premises to substantially the condition in which they existed prior to such casualty (including the restoration of any Improvements to the Premises installed by Tenant prior to the Term Commencement Date), except that Landlord shall not be required to rebuild, repair or replace any part of any Alterations which may have been placed in, on or about the Premises by Tenant. If the Premises are untenantable in whole or in part following such casualty damage, the Base Rent payable hereunder during the period in which the Premises are untenantable shall be reduced to such extent as may be fair and reasonable under all of the circumstances. If Landlord should fail to complete such repairs and rebuilding within one hundred eighty (180) days following the Determination Date, such one hundred eighty- (180-) day period to be extended for delays caused by the fault or neglect of Tenant ("Tenant Delay") or because of Force Majeure (as defined in Section 17.15), Tenant may, at its option, terminate this Lease by delivering fifteen (15) business days prior written notice of termination to Landlord as Tenant's exclusive remedy, whereupon all rights and obligations hereunder shall cease and terminate unless within such fifteen- (15-) business day period Landlord substantially completes such restoration and tenders the Premises to Tenant.

13.3 PARTIAL DAMAGE. If the Premises should be damaged by any casualty and rebuilding or repairs can, in Landlord's reasonable estimation (based upon the written estimate of a third-party architect or contractor), be completed in more than one hundred eighty (180) days but in less than three hundred sixty (360) days following the Determination Date (the "Restoration Period"), then each of Landlord and Tenant shall have the option of terminating the Lease effective upon the date of the occurrence of such damage, provided that Tenant shall not have the right to terminate this Lease if Tenant or any of Tenant's Parties caused the casualty. If neither party elects to terminate this Lease as provided above, then Landlord shall rebuild or repair the Premises to substantially the condition in which they existed prior to such casualty (including the restoration of any Improvements installed by Tenant prior to the Term Commencement Date) except that Landlord shall not be required to rebuild, repair or replace any part of any Alterations which may have been placed in, on or about the Premises by Tenant. If the Premises are untenantable in whole or in part following such damage, the Base Rent payable hereunder during the period in which the Premises are untenantable shall be reduced to such extent as may be fair and reasonable under all of the circumstances. If Landlord should fail to complete such repairs and rebuilding within the Restoration Period, as such Restoration Period may be extended for Tenant Delay or because of Force Majeure, Tenant may, at its option, terminate this Lease by delivering fifteen (15) business days' prior written notice of termination to Landlord as Tenant's exclusive remedy, whereupon all rights and obligations hereunder shall cease and terminate unless within such fifteen (15) business day period Landlord substantially completes such restoration and tenders the Premises to Tenant.

13.4 MAJOR DAMAGE. If the Premises should be damaged by any casualty and rebuilding or repairs cannot, in Landlord's estimation, be completed within three hundred sixty (360) days after the Determination Date, this Lease shall terminate upon the Determination Date, and the Base Rent shall be abated during the portion of the Term commencing on the date of the occurrence of such damage.

13.5 LENDER REQUIREMENTS. Notwithstanding anything herein to the contrary, in the event that the holder of any indebtedness secured by a Security Device covering the Premises requires that the insurance proceeds be applied to such indebtedness, then Landlord shall have the right to terminate this Lease by delivering written notice of termination to Tenant within fifteen (15) days after such requirement is made by any such holder, whereupon all rights and obligations hereunder shall cease and terminate.

13.6 UNINSURED LOSS. If the Premises or Building is damaged or destroyed by any casualty that is not covered by the insurance required to be maintained pursuant to Article 6 hereof (excluding the amount of any applicable deductible), then, regardless of the length of time to restore the damaged portion of the Premises, Landlord shall have the right to terminate this Lease as of the date of such damage or destruction. If Landlord elects so to terminate this Lease, then Tenant shall have the right, for a period of ten
(10) days after Landlord's termination notice, to give written notice to Landlord of Tenant's election to pay for all costs and expenses of such repair and restoration, without reimbursement from Landlord. If Tenant gives such notice within such 10-day period, and if Tenant is able to provide Landlord with adequate assurance (as determined by Landlord in Landlord's sole but good faith discretion) of Tenant's ability to fund such repair and restoration (which, at Landlord's election, may be in the form of funds held in escrow), then this Lease shall continue in full force and effect and either Landlord or Tenant, as elected by Landlord, shall proceed to make such repairs and restoration.

13.7 END OF TERM. In the event of any damage or destruction occurring during the last year of the Term or of any Option Term, Landlord need not undertake any repairs and may terminate this Lease, unless Tenant has the then-exercisable right under the terms of this Lease to extend the Term for an additional period of at least five (5) years and exercises such right within thirty (30) days of the date of such damage or destruction.

13.8 REPAIR COSTS. Landlord shall only be obligated to make repairs, pursuant to this Article 13, out of the insurance proceeds paid to Landlord. Tenant shall, within five (5) days of delivery by Landlord of Landlord's invoice therefor, reimburse Landlord upon completion of the repairs for the amount of any deductible under the applicable insurance policy.

13.9  LANDLORD'S ELECTION.  Notwithstanding any other provision of this
Article 13, if the Building is destroyed to the extent of not less than fifty percent (50%) of the then replacement cost thereof as determined by Landlord, Landlord may elect to terminate this Lease, regardless of the estimated time to repair or restore the Premises.

13.10 WAIVER. Landlord and Tenant agree that the terms of this Lease shall govern the effect of any damage to or destruction of the Premises with respect to the termination of this Lease and hereby waive the provisions of any present or future statute to the extent inconsistent herewith including, without limitation, the provisions of Section 1942, Subdivision 2, and
Section 1933, Subdivision 4, of the Code.

13.11 TERMINATION - ADVANCE PAYMENTS. Upon termination of this Lease pursuant to this Article 13, an equitable adjustment shall be made concerning advance Base Rent and any other advance payments made by Tenant to Landlord.
Landlord shall, in addition, return to Tenant so much of Tenant's Security Deposit as has not been, or is not then required to be, applied by Landlord pursuant to the terms of this Lease.

ARTICLE 14                              - HOLDING OVER
----------------                        --------------

           If Tenant shall retain possession of the Premises or any portion thereof without Landlord's consent following the expiration or earlier termination of the Term for any reason, then Tenant shall pay to Landlord for each day of such retention one hundred fifty percent (150%) of the amount of the monthly Base Rent (prorated on a daily basis) in effect during the month immediately prior to the date of expiration or termination. Tenant shall also indemnify and hold Landlord harmless from any loss or liability resulting from delay by Tenant in surrendering the Premises, including, without limitation, any claims made by any succeeding tenant founded on such delay. Acceptance of Base Rent by Landlord following expiration or termination shall not constitute a renewal of this Lease, and nothing contained in this Article 14 shall waive Landlord's right of reentry or any other right. Unless Landlord exercises the option to renew the Lease hereunder, Tenant shall be a tenant at sufferance, regardless of whether Landlord accepts any Base Rent from Tenant while Tenant is holding over without Landlord's written consent. Additionally, in the event that upon termination of the Lease, Tenant has not fulfilled its obligation with respect to repairs and cleanup of the Premises or any other Tenant obligation set forth in this Lease, then Landlord shall have the right to perform any such obligation as it deems necessary at Tenant's sole cost and expense.

ARTICLE 15                                 - DEFAULT
----------------                           ---------

15.1 EVENTS OF DEFAULT. The occurrence of any of the following shall constitute an event of default ("EVENT OF DEFAULT") on the part of Tenant:

(A) NONPAYMENT OF RENT. Failure to pay any installment of Base Rent or any other amount due hereunder (including payments under the Tenant Improvement
Loan), whether to Landlord or to a third party, within five (5) days after the date when said payment is due. Landlord shall provide Tenant with a written courtesy notice of such default and Tenant shall have an additional five (5) days to cure such default before Landlord has a right to exercise its default remedies; provided, however, that Landlord shall not be required to give a courtesy notice more than one (1) time in any 12-month period.

(B) OTHER OBLIGATIONS. Failure to perform any obligations, agreement or covenant under this Lease other than those matters specified in subparagraphs
(a) and (b) of this Section 15.1, such failure continuing for thirty (30) days after written notice of such failure by or on behalf of Landlord to Tenant; provided, however, that if Landlord determines that more than thirty
(30) days are reasonably necessary to cure such default, then it shall not be deemed to be an Event of Default on the part of Tenant if Tenant commences such cure within such 30-day period and thereafter diligently prosecutes such cure to completion.

(C) GENERAL ASSIGNMENT. A general assignment by Tenant for the benefit of creditors.

(D) RECEIVERSHIP. The employment of a receiver to take possession of substantially all of Tenant's assets located at the Premises, if such possession is not restored to Tenant within thirty (30) days after such receiver's taking thereof.

(E) ATTACHMENT. The attachment, execution or other judicial seizure of all or substantially all of Tenant's assets located at the Premises, if such attachment or other seizure is not dismissed or discharged within thirty
(30) days after the levy thereof.

(F) FINANCIAL STATEMENTS. The discovery by Landlord that any financial statement given to Landlord by Tenant or any guarantor of Tenant's obligations hereunder was materially false.

15.2  REMEDIES UPON DEFAULT.

(A) TERMINATION. In the event of the occurrence of any Event of Default, Landlord shall have the right, with or without notice or demand, to immediately terminate this Lease, and at any time thereafter recover possession of the Premises or any part thereof and expel and remove therefrom Tenant and any other person occupying the same, by any lawful means, and again repossess and enjoy the Premises without prejudice to any of the remedies that Landlord may have under this Lease, or at law or equity by reason of Tenant's default or of such termination. If termination of this Lease is obtained through the provisional remedy of unlawful detainer, Landlord shall have the right to recover in such proceeding the unpaid rent and damages as are recoverable therein, or Landlord may reserve therein the right to recover all or any part thereof in a separate suit for such rent and/or damages. If any notice and/or grace period required under
Section 15.1 hereof was not previously given, a notice to pay rent or quit, or to perform or quit, as the case may be, given to Tenant under any statute authorizing the forfeiture of leases for unlawful detainer shall also constitute the applicable notice, if any, required by Section 15.1 hereof.
In such case, any applicable notice and/or grace period under Section 15.1 hereof and the notice period under the unlawful detainer statute shall run concurrently after the one such statutory notice, and the failure of Tenant to cure the default within the greater of the two such periods shall constitute both an unlawful detainer and a breach of this Lease entitling Landlord to the remedies provided for in this Lease and/or by said statute.

(B) CONTINUATION AFTER DEFAULT. Even though Tenant has breached this Lease, this Lease shall continue in effect for so long as Landlord does not terminate Tenant's right to possession under Section 15.2(a) hereof, and Landlord may enforce all its rights and remedies under this Lease, including, but without limitation, the right to recover Base Rent and any other sums due hereunder as they become due, without terminating this Lease, and Landlord may exercise all of the rights and remedies of a landlord under
Section 1951.4 of the Code or any successor statute. Tenant acknowledges that acts of maintenance or preservation, efforts to relet the Premises, or the appointment of a receiver upon application of Landlord to protect Landlord's interest under this Lease, shall not constitute an election by Landlord to terminate Tenant's right to possession of the Premises.

(C) DAMAGES UPON TERMINATION. Should Landlord terminate this Lease pursuant to the provisions of Section 15.2(a) hereof, Landlord shall have all the rights and remedies of a landlord provided by Section 1951.2 of the Code, or any successor statute. Upon any termination of this Lease pursuant to
Section 15.2(a) hereof, in addition to any other rights and remedies to which Landlord may be entitled under applicable law, Landlord shall be entitled to recover from Tenant: (1) the worth at the time of award of the unpaid Base Rent and other amounts which had been earned at the time of termination, (2) the worth at the time of award of the amount by which the unpaid Base Rent which would have been earned after termination until the time of award exceeds the amount of such rental loss that the Tenant proves could have been reasonably avoided, (3) the worth at the time of award of the amount by which the unpaid Base Rent for the balance of the Term after the time of award exceeds the amount of such rental loss that the Tenant proves could be reasonably avoided, and (4) any other amount necessary to compensate Landlord for all the detriment proximately caused by Tenant's failure to perform its obligations under this Lease or which, in the ordinary course of things, would be likely to result therefrom, including, but not limited to, the cost of recovering possession of the Premises, expenses of reletting, including necessary renovation and alteration of the Premises, reasonable attorneys' fees and costs, and that portion of any leasing commission paid by Landlord applicable to the unexpired portion of the Term. The "worth at the time of award" of the amounts referred to in clauses (1) and (2) of the preceding sentence shall be computed with interest at the maximum rate allowed by law. The "worth at the time of award" of the amount referred to in clause (3) above shall be computed by discounting such amount at the Federal Discount Rate of the Federal Reserve Bank of San Francisco at the time of the award plus one percent (1%). Landlord shall use reasonable efforts to mitigate its damages following a default by Tenant under this Lease.

15.3 LANDLORD'S DEFAULT. Landlord shall not be in default under this Lease unless it fails to perform any of its obligations under this Lease for a period of thirty (30) days after receipt of written notice thereof from Tenant; provided, however, that if such obligation cannot reasonably be performed within thirty (30) days, then Landlord shall not be deemed to be in default if it commences performance within such 30-day period and thereafter diligently pursues the same to completion. Upon the occurrence of any default by Landlord, Tenant may sue for injunctive relief or to recover damage for any loss directly resulting from Landlord's breach, subject to the limitations of this Lease, but Tenant shall not be entitled to terminate this Lease on account of Landlord's default.

15.4 LATE CHARGE. In addition to its other remedies, Landlord has the right, without notice or demand, to add to the amount of any payment required to be made by Tenant to Landlord hereunder, and which is not paid on or before the date the same is due, an amount equal to five thousand dollars ($5,000.00) for each month or portion thereof that the delinquency remains outstanding to compensate Landlord for the loss of the use of the amount not paid and the administrative costs caused by the delinquency, the parties agreeing that Landlord's damage by virtue of such delinquencies would be difficult to compute and the amount stated herein represents a reasonable estimate thereof.

15.5 INTEREST. Any amount owed by Tenant to Landlord which is not paid when due shall bear interest at a rate (the "SPECIFIED RATE") from the date due until such amount is received by Landlord, which Specified Rate is the lesser of (i) ten percent (10%) per annum or (ii) the maximum rate of interest permitted by applicable law. However, interest shall not be payable on late charges to be paid by Tenant under this Lease. The payment of interest on such amounts shall not excuse or cure any default by Tenant under this Lease.

15.6 REMEDIES CUMULATIVE. All rights, privileges and elections or remedies of the parties are cumulative and not alternative to the extent permitted by law and except as otherwise provided herein.

15.7 BANKRUPTCY. If at any time during the Term there shall be filed by or against Tenant in any court pursuant to any statute either of the United States or of any State a petition in bankruptcy or insolvency or for reorganization or for the appointment of a receiver or trustee of all or a portion of Tenant's property, or if a receiver or trustee takes possession of any of the assets of Tenant, or if the leasehold interest herein passes to a receiver, or if Tenant makes an assignment for the benefit of creditors or petitions for or enters into an arrangement (any of which are referred to herein as a "BANKRUPTCY EVENT"), then the following provisions shall apply:

(A) At all Bankruptcy Events, any receiver or trustee in bankruptcy or Tenant as debtor in possession ("DEBTOR") shall either expressly assume or reject this Lease within sixty (60) days following the entry of an "Order for Relief."

(B) In the event of an assumption of the Lease by a Debtor, receiver, or trustee, such Debtor, receiver, or trustee shall immediately after such assumption (1) cure any default or provide adequate assurances that defaults will be promptly cured; and (2) compensate Landlord for actual pecuniary loss or provide adequate assurances that compensation will be made for actual pecuniary loss; and (3) provide adequate assurance of future performance.

(C) Where a default exists under this Lease, the party assuming the Lease may not require Landlord to provide services or supplies incidental to the Lease before its assumption by such trustee or debtor, unless Landlord is compensated under the terms of the Lease for such services and supplies provided before the assumption of this Lease.

(D) Landlord specifically reserves any and all remedies available to Landlord in this Article 15 or at law or in equity in respect of a bankruptcy event by Tenant to the extent such remedies are permitted by law.

ARTICLE 16                  - TRANSFERS BY LANDLORD AND CURE RIGHTS
----------------            ---------------------------------------

16.1 TRANSFER BY LANDLORD. In the event of a sale or conveyance by Landlord of the Premises and the assumption by the transferee of Landlord's duties and obligations hereunder, the same shall operate to release Landlord from any liability with respect to events occurring subsequent to such sale or conveyance upon any of the covenants or conditions, express or implied, herein contained in favor of Tenant, and in such event Tenant agrees to look solely to the responsibility of the successor-in-interests of Landlord in and to this Lease. This Lease shall not be affected by any such sale and Tenant agrees to attorn to the purchaser or assignee.

16.2 CURE RIGHTS. All covenants and agreements to be performed by Tenant under any of the terms of this Lease shall be performed by Tenant, at Tenant's sole cost and expense, and without any abatement of Base Rent or any other sums due hereunder. If Tenant shall fail to pay any sum of money other than Base Rent, required to be paid by it hereunder, or shall fail to perform any other act on its part to be performed hereunder, and such failure constitutes an Event of Default pursuant to Section 15.1 hereof, Landlord may, but shall not be obligated to, and without waiving any of Landlord's rights or releasing Tenant from any of its obligations hereunder, make any such payment or perform any such act on the Tenant's part to be made or performed. All sums so paid by Landlord, and all necessary incidental costs together with interest thereon at the Specified Rate from the date of such payment by Landlord, shall be payable to Landlord on demand, and Tenant covenants to pay such sums, and Landlord has, in addition to any other rights or remedy of Landlord, the same rights and remedies in the event of the nonpayment thereof by Tenant as in the case of default by Tenant in the payment of Base Rent.

ARTICLE 17                              - MISCELLANEOUS
----------------                        ---------------

17.1 LIMITATION. Tenant shall look solely to Landlord's interest in the Premises for recovery of any judgment from Landlord. Landlord, or if Landlord is a partnership, its partners whether general or limited, or if it is a corporation, its directors, officers or shareholders, or if Landlord is a trust, its trustees, officers and employees, or if Landlord is a limited liability company or other entity, its members or managers or owners, shall not be personally liable for any such judgment. Any lien obtained to enforce any such judgment, and any levy of execution thereon shall be subject and subordinate to any lien or Security Device on the Premises. Tenant acknowledges that no trustee, shareholder, officer, employee or agent of Landlord shall be held for any personal liability, jointly or severally, for any obligation of or claim against Landlord.

17.2 QUIET ENJOYMENT. Landlord represents that it has full right and authority to enter into this Lease and that Tenant, upon paying the Base Rent and performing its other covenants and agreements herein set forth, shall peaceably and quietly have, hold and enjoy the Premises for the Term hereof without hindrance or molestation from Landlord, subject to the terms and provisions of this Lease.

17.3 WAIVER. If either Landlord or Tenant waives the performance of any term, covenant or condition contained in this Lease, such waiver shall not be deemed to be a waiver of any subsequent breach of the same or any other term, covenant or condition contained herein. The acceptance of Base Rent or any other sum due hereunder by Landlord shall not constitute a waiver of any preceding breach by Tenant of any term, covenant or condition of this Lease, regardless of Landlord's knowledge of such preceding breach at the time Landlord accepted such Base Rent or other sum. Failure by Landlord to enforce any of the terms, covenants or conditions of this Lease for any length of time shall not be deemed to waive or to decrease the right of Landlord to insist thereafter upon strict performance by Tenant. Waiver of Landlord of any term, covenant or condition contained in this Lease may only be made by Landlord in writing.

17.4 NOTICES. Each provision of this Lease or of any applicable governmental laws, ordinances, regulations and other requirements with reference to the sending, mailing or delivery of any notice or the making of any payment by Landlord or Tenant to the other shall be deemed to be complied with when and if the following steps are taken:

(A) All Base Rent and other payments required to be made by Tenant to Landlord hereunder shall be payable to Landlord at the address set forth in the Basic Lease Information, or at such other address as Landlord may specify from time to time by written notice delivered in accordance herewith. Tenant's obligation to pay Base Rent and any other amounts to Landlord under the terms of this Lease shall not be deemed satisfied until such Base Rent and other amounts have been actually received by Landlord.

(B) All notices, demands, consents and approvals which may or are required to be given by either party to the other hereunder shall be in writing and shall be deemed to have been fully given on the date of delivery or attempted delivery shown on the receipt card, when deposited (i) in the United States mail, certified or registered, return receipt requested, postage prepaid, or
(ii) with a nationally-recognized overnight delivery service, charges prepaid, and addressed to the party to be notified at the address for such party specified in the Basic Lease Information or to such other place as the party to be notified may from time to time designate by at least fifteen (15) days' prior notice to the notifying party. Tenant appoints as its agent to receive the service of all default notices and notice of commencement of unlawful detainer proceedings the person in charge of, or apparently in charge of, or occupying the Premises at the time, and, if there is no such person, then such service may be made by attaching the same on the main entrance of the Premises.

17.5 RENT DEFINED. All monetary obligations of Tenant to Landlord under the terms of this Lease are deemed to be rent.

17.6 RECORDING. Either Landlord or Tenant shall, upon request of the other, execute, acknowledge and deliver to the other a short form memorandum of this Lease for recording purposes. The party requesting recordation shall be responsible for payment of any fees or taxes applicable thereto.

17.7 AUCTIONS. Tenant shall not conduct, nor permit to be conducted, either voluntarily or involuntarily, any auction upon the Premises without first having obtained Landlord's prior written consent, which consent may be withheld in Landlord's sole discretion.

17.8 SECURITY MEASURES. Tenant hereby acknowledges that the rental payable to Landlord hereunder does not include the cost of guard services or other security measures, and that Landlord shall have no obligation whatsoever to provide same. Tenant assumes all responsibility for the protection of the Premises, Tenant, its agents and invitees and their property from the acts of third parties.

17.9 RESERVATIONS. Landlord reserves to itself the right, from time to time, to grant, without the consent or joinder of Tenant, such easements, rights and dedications that Landlord deems necessary, and to cause the recordation of parcel maps and restrictions, so long as such easements, rights, dedications, maps and restrictions do not unreasonably interfere with the use of the Premises by Tenant. Tenant agrees to sign any documents reasonably requested by Landlord to effectuate any such easement rights, dedication, map or restrictions.

17.10 AUTHORITY. If either party hereto is a corporation, trust, or general or limited partnership, each individual executing this Lease on behalf of such entity represents and warrants that he or she is duly authorized to execute and deliver this Lease on its behalf. If Tenant is a corporation, trust or partnership, Tenant shall, within thirty (30) days after request by Landlord, deliver to Landlord evidence satisfactory to Landlord of such authority.

17.11 TERMINATION; MERGER. Unless otherwise stated in writing by Landlord, the voluntary or other surrender of this Lease by Tenant, the mutual termination or cancellation hereof, or a termination hereof by Landlord for a default by Tenant, shall automatically terminate any sublease or lesser estate in the Premises; provided, however, Landlord shall, in the event of any such surrender, termination or cancellation, have the option to continue any one or all of any existing subtenancies. Landlord's failure within ten
(10) days following any such event to make an election to the contrary by written notice to the holder of any such lesser interest, shall constitute Landlord's election to have such event constitute the termination of such interest.

17.12 NO BROKERS. Tenant and Landlord each represent and warrant to the other that except for Landlord's Broker and Tenant's Broker, it has had no dealings with any other person, firm, broker or finder in connection with the negotiation of this Lease and/or the consummation of the transaction contemplated hereby, and that except for Landlord's Broker and Tenant's Broker, no broker or other person, firm or entity is entitled to any commission or finder's fee in connection with said transaction. Landlord shall be responsible for the payment of all commissions due Landlord's Broker and Tenant's Broker pursuant to the terms of a separate agreement. Tenant and Landlord do each hereby agree to indemnify, protect, defend and hold the other harmless from and against liability for compensation or charges which may be claimed by any such unnamed broker, finder or other similar party by reason of any dealings or actions of the indemnifying party, including any costs, expenses, and attorneys' fees reasonably incurred with respect thereto.

17.13 ATTORNEYS' FEES. In the event of any litigation or arbitration proceeding between the parties with respect to this Lease, then all costs and expenses, including without limitation, all reasonable professional fees such as appraisers', accountants' and attorneys' fees, incurred by the prevailing party therein shall be paid or reimbursed by the other party. Should Landlord be named as a defendant or requested or required to appear as a witness or produce any documents in any suit brought by Tenant against any other party or against Tenant in connection with or arising out of Tenant's occupancy of the Premises hereunder, Tenant shall pay to Landlord Landlord's costs and expenses incurred in such suit, including without limitation, its actual professional fees such as appraisers', accountants' and attorneys' fees.

17.14 SUCCESSORS AND ASSIGNS. This Lease shall be binding upon and inure to the benefit of Landlord, its successors and assigns, and shall be binding upon and inure to the benefit of Tenant, its successors, and, to the extent such assignment may be approved by Landlord hereunder, Tenant's assigns.

17.15 FORCE MAJEURE. Whenever a period of time is herein prescribed for action to be taken by Landlord, Landlord shall not be liable or responsible for, and there shall be excluded from the computation for any such period of time, any delays due to strike, riots, acts of God, windy, stormy or inclement weather, shortages of labor or materials, war, governmental laws, regulations, acts of public agencies or restrictions or any other causes of any kind whatsoever which are beyond the control of Landlord (collectively, "FORCE MAJEURE").

17.16 REFERENCE. The term "TENANT" or any pronoun used in place thereof shall indicate and include the masculine or feminine, the singular or plural number, individuals, firms or corporations, and their and each of their respective successors, executors, administrators and permitted assigns, according to the context hereof.

17.17 TIME OF THE ESSENCE. Time is of the essence regarding this Lease and all of its provisions.

17.18 GOVERNING LAW. This Lease shall in all respects be governed by the laws of the State of California.

17.19 INTEGRATION. This Lease, together with its exhibits, contains all the agreements of the parties hereto and supersedes any previous negotiations. There have been no representations made by the Landlord or understandings made between the parties other than those set forth in this Lease and its exhibits.

17.20 MODIFICATIONS. This Lease may not be modified except by a written instrument signed by the parties hereto.

17.21 SEVERABILITY. If, for any reason whatsoever, any of the provisions hereof shall be unenforceable or ineffective, all of the other provisions shall be and remain in full force and effect.

17.22 COUNTERPARTS. This Lease may be executed in one or more counterparts, each of which shall be deemed an original, but all of which when taken together shall constitute one agreement.

17.23 LEASE EFFECTIVE DATE. Submission of this instrument for examination or signature by Tenant does not constitute a reservation or option for lease, and it is not effective as a lease or otherwise until execution by Landlord and Tenant.

      IN WITNESS WHEREOF, the parties hereto have executed this Lease effective as of the Lease Date set forth in the Basic Lease Information.

LANDLORD:                           TENANT:

FSRT, L.P.,                         SYBRON LABORATORY PRODUCTS
a Delaware limited partnership      CORPORATION, a Wisconsin
                                    corporation

By:   ___________________________
Name: ___________________________   By:   ___________________________
Its:  ___________________________   Name: ___________________________
                                    Its:  ___________________________
Date: July ___, 1999
                                    Date: July___, 1999


                                  EXHIBIT "B"

                                  WORKLETTER


This Workletter is attached as an exhibit to that certain Lease (the "Lease"), dated as of the date hereof between FSRT, L.P. ("Landlord"), and Sybron Laboratory Products Corporation ("Tenant"), wherein Tenant is leasing that certain building (the "Premises") commonly known as 46360 Fremont Boulevard, Fremont, California, as more particularly described in the Lease. In consideration of the parties entering into the Lease and of the mutual promises and covenants hereinafter contained, Landlord and Tenant hereby agree as follows:

1.    PROPOSED AND FINAL PLANS.

(A) On or before July 31, 1999, Tenant shall cause to be prepared and delivered to Landlord, for Landlord's approval, the following proposed drawings ("Proposed Plans") for all improvements Tenant desires to complete or have completed in the Premises (the "Improvements"):

(i) Architectural drawings (consisting of floor construction plan, ceiling lighting and layout, power, and telephone plan).

(ii) Mechanical drawings (consisting of HVAC, electrical, telephone, and plumbing).

(iii) Finish schedule (consisting of wall finishes and floor finishes and miscellaneous details).

(B) All architectural drawings shall be prepared at Tenant's sole cost and expense by a licensed architect designated and employed by Tenant and approved by Landlord (which approval shall not be unreasonably withheld). Landlord hereby approves WHL, 250 South Mathilda Avenue, Sunnyvale, California, as Tenant's architect. Tenant shall deliver one set of reproducible architectural drawings to Landlord. All mechanical drawings shall be prepared at Tenant's sole cost and expense by a licensed engineer designated and employed by Tenant, but approved by Landlord. Landlord hereby approves West Bay Mechanical as Tenant's engineer. Tenant shall reimburse Landlord for all reasonable out-of-pocket costs incurred by Landlord in reviewing the Proposed Plans.

(C) Within five (5) business days after Landlord's receipt of the architectural drawings, Landlord shall advise Tenant of any changes or additional information required to obtain Landlord's approval, provided that if such architectural drawings do not require third-party review, Landlord shall reasonably endeavor to complete the review within one (1) business day following receipt thereof.

(D) Within five (5) business days after receipt of mechanical drawings, Landlord shall advise Tenant of any changes required to obtain Landlord's approval, provided that if such mechanical drawings do not require third-party review, Landlord shall reasonably endeavor to complete the review within one (1) business day following receipt thereof.

(E) If Landlord disapproves of, or requests additional information regarding the Proposed Plans, Tenant shall, within ten (10) days thereafter, revise the Proposed Plans disapproved by Landlord and resubmit such plans to Landlord or otherwise provide such additional information to Landlord. Landlord shall, within five (5) business days after receipt of Tenant's revised plans or such sooner period as is commercially reasonable, advise Tenant of any additional changes which may be required to obtain Landlord's approval. If Landlord does not so notify Landlord within such five (5) business day period, Landlord's approval shall be deemed given. If Landlord disapproves the revised plans specifying the reason therefor, or requests further additional information, Tenant shall, within ten (10) days of receipt of Landlord's required changes, revise such plans and resubmit them to Landlord or deliver to Landlord such further information as Landlord has requested. Landlord shall, again within five (5) business days after receipt of Tenant's revised plans or such sooner period as is commercially reasonable, advise Tenant of further changes, if any, required for Landlord's approval. If Landlord does not so notify Landlord within such five (5) business day period, Landlord's approval shall be deemed given. This process shall continue until Landlord has approved Tenant's revised Proposed Plans. "Final Plans" shall mean the Proposed Plans, as revised, which have been approved by Landlord and Tenant in writing. Landlord agrees not to withhold its approval unless the Proposed Plans call for work or improvements which, in Landlord's reasonable opinion, adversely affect the structural integrity, appearance, functionality or market value of the Building, the building systems or roof, or the Structural Components.

(F) All Proposed Plans and Final Plans shall comply with all applicable statutes, ordinances, regulations, laws, and codes and with the requirements of Landlord's fire insurance underwriters. Neither review nor approval by Landlord of the Proposed Plans and resulting Final Plans shall constitute a representation or warranty by Landlord that such plans either (i) are complete or suitable for their intended purpose, or (ii) comply with applicable laws, ordinances, codes, regulations, or any insurance requirements, it being expressly agreed by Tenant that Landlord assumes no responsibility or liability whatsoever to Tenant or to any other person or entity for such completeness, suitability or compliance. Tenant shall not make any changes in the Final Plans without Landlord's prior written approval, which shall not be unreasonably withheld or delayed; provided that Landlord may, in the exercise of its sole and absolute discretion, disapprove any proposed changes adversely affecting the Building's structure, any asbestos-containing materials, systems, equipment or the appearance or value of the Building.

2.    PERFORMANCE OF THE IMPROVEMENTS.

(A) FILING OF FINAL PLANS, PERMITS. Tenant, at its sole cost and expense, shall file the Final Plans with the governmental agencies having jurisdiction over the Improvements. Tenant shall furnish Landlord with copies of all documents submitted to all such governmental agencies and with the authorizations to commence work and the permits for the Improvements issued by such governmental agencies. Tenant shall not commence the Improvements until the required governmental authorizations for such work are obtained and delivered to Landlord.

(B) LANDLORD APPROVAL OF CONTRACTORS. No later than five (5) days following Landlord's approval of the Final Plans, Tenant shall enter into a contract for construction of the Improvements with a general contractor reasonably acceptable to Landlord (the "General Contractor"). Landlord hereby approves
C. P. Construction, 6662 Mayhews Landing Road, Newark, California, as the General Contractor. Tenant's construction contract with the General Contractor shall be subject to Landlord's prior approval, which approval shall not be unreasonably withheld. The General Contractor shall be responsible for all required construction, management and supervision, including bidding by subcontractors for the various components of the work of the Improvements. Tenant shall submit to Landlord not less than ten (10) days prior to commencement of construction the following information and items:

(i) The names and addresses of the other subcontractors, and subsubcontractors (collectively, together with the General Contractor, the "Tenant's Contractors") Tenant intends to employ in the construction of the Improvements. All contractors and subcontractors engaged by or on behalf of Tenant for the Premises shall be licensed contractors, possessing good labor relations, and capable of performing quality workmanship.

(ii) The scheduled commencement date of construction, the estimated date of completion of construction work, fixturing work, and date of occupancy of the Premises by Tenant.

(iii) Itemized statement of estimated construction cost, including permits and fees, architectural, engineering, and contracting fees.

(iv) Certified copies of insurance policies or certificates of insurance as hereinafter described. Tenant shall not permit Tenant's Contractors to commence work until the required insurance has been obtained and certified copies of policies or certificates have been delivered to Landlord.

(C) ACCESS TO PREMISES. Tenant, its employees, designers, contractors and workmen shall have access to and primary use of the Premises prior to the commencement of the Term of the Lease to construct the Improvements.

(D) LANDLORD'S RIGHT TO PERFORM. Landlord shall have the right, but not the obligation, to perform, on behalf of and for the account of Tenant, subject to reimbursement by Tenant, any of the Improvements which (i) Landlord reasonably deems necessary to be done on an emergency basis, or (ii) pertains to structural components or the general building systems. Except in case of emergency, Landlord shall give prior reasonable written notice to Tenant of its intention to perform such work.

(E) WARRANTIES. On completion of the Improvements, Tenant shall provide Landlord with copies of all warranties of at least one (1) year duration on all the Improvements. At Landlord's request, Tenant shall enforce, at Tenant's expense, all guarantees and warranties made and/or furnished to Tenant with respect to the Improvements.

(F) PROTECTION OF PREMISES. All work performed by Tenant shall conform to those rules and regulations governing construction in the building as Landlord may impose. Tenant will take all reasonable and customary precautionary steps to protect its facilities and the facilities of others affected by the Improvements and to properly police same and Landlord shall have no responsibility for any loss by theft or otherwise. Tenant shall at all times keep the Premises and adjacent areas free from accumulations of waste materials or rubbish caused by its suppliers, contractors or workmen. Landlord may require daily clean-up if required for fire prevention and life safety reasons or applicable laws and reserves the right to do clean-up at the expense of Tenant if Tenant fails to comply with Landlord's cleanup requirements. At the completion of the Improvements, Tenant's Contractors shall forthwith remove all rubbish and all tools, equipment and surplus materials from and about the Premises. Any damage caused by Tenant's Contractors to any portion of the Premises or to any property of Landlord shall be repaired forthwith after written notice from Landlord to its condition prior to such damage by Tenant at Tenant's expense.

(G) COMPLIANCE BY ALL TENANT CONTRACTORS. Tenant shall impose and enforce all terms hereof on Tenant's Contractors and its designers, architects and engineers. Landlord shall have the right to order Tenant or any of Tenant's Contractors, designers, architects or engineers who willfully violate the provisions of this Workletter to cease work and remove himself or itself and his or its equipment and employees from the Premises.

(H) ACCIDENTS, NOTICE TO LANDLORD. Tenant's Contractors shall assume responsibility for the prevention of accidents to its agents and employees and shall take all reasonable safety precautions with respect to the work to be performed and shall comply with all reasonable safety measures initiated by the Landlord and with all applicable laws, ordinances, rules, regulations and orders of any public authority for the safety of persons or property. Tenant shall advise the Tenant's Contractors to report to Landlord any injury to any of its agents or employees and shall furnish Landlord a copy of the accident report filed with its insurance carrier within three (3) days of its occurrence.

(I) REQUIRED INSURANCE. Tenant shall cause Tenant's Contractors to secure, pay for, and maintain during the performance of the construction of the Improvements, insurance in the following minimum coverages and limits of liability:

(i) Workmen's Compensation and Employer's Liability Insurance as required by law.

(ii) Commercial General Liability Insurance (including Owner's and Contractors' Protective Liability) in an amount not less than Two Million Dollars ($2,000,000) per occurrence, whether involving bodily injury liability (or death resulting therefrom) or property damage liability or a combination thereof with a minimum aggregate limit of Two Million Dollars ($2,000,000), and with umbrella coverage with limits not less than Ten Million Dollars ($10,000,000). Such insurance shall provide for explosion and collapse, completed operations coverage with a two-year extension after completion of the work, and broad form blanket contractual liability coverage and shall insure Tenant's Contractors against any and all claims for bodily injury, including death resulting therefrom and damage to the property of others and arising from its operations under the contracts whether such operations are performed by Tenant's Contractors, or by anyone directly or indirectly employed by any of them.

(iii) Comprehensive Automobile Liability Insurance, including the ownership, maintenance, and operation of any automotive equipment, owned, hired, or non-owned in an amount not less than Five Hundred Thousand Dollars ($500,000) for each person in one accident, and One Million Dollars ($1,000,000) for injuries sustained by two or more persons in any one accident and property damage liability in an amount not less than One Million Dollars ($1,000,000) for each accident. Such insurance shall insure Tenant's Contractors against any and all claims for bodily injury, including death resulting therefrom, and damage to the property of others arising from its operations under the contracts, whether such operations are performed by Tenant's Contractors, or by anyone directly or indirectly employed by any of them.

(iv) "All-risk" builder's risk insurance upon the entire Improvements to the full insurance value thereof. Such insurance shall include the interest of Landlord and Tenant (and their respective contractors and subcontractors of any tier to the extent of any insurable interest therein) in the Improvements and shall insure against the perils of fire and extended coverage and shall include "all-risk" builder's risk insurance for physical loss or damage including, without duplication of coverage, theft, vandalism, and malicious mischief. If portions of the Improvements are stored off the site of the Building or in transit to such site are not covered under such "all-risk" builder's risk insurance, then Tenant shall effect and maintain similar property insurance on such portions of the Improvements. Any loss insured under such "all-risk" builder's risk insurance is to be adjusted with Landlord and Tenant and made payable to Landlord as trustee for the insureds, as their interest may appear, subject to the agreement reached by such parties in interest, or in the absence of any such agreement, then in accordance with a final, nonappealable order of a court of competent jurisdiction. If after such loss no other special agreement is made, the decision to replace or not replace any such damaged the Improvements shall be made in accordance with the terms and provisions of the Lease including, without limitation, this Workletter. The waiver of subrogation provisions contained in the Lease shall apply to the "all-risk" builder's risk insurance policy to be obtained by Tenant pursuant to this paragraph.

           All policies (except the workmen's compensation policy) shall be endorsed to include as additional named insureds Landlord and its officers, employees, and agents, Landlord's contractors, Landlord's architect, and such additional persons as Landlord may designate. Such endorsements shall also provide that all additional insured parties shall be given thirty (30) days' prior written notice of any reduction, cancellation, or nonrenewal of coverage by certified mail, return receipt requested (except that ten (10) days' notice shall be sufficient in the case of cancellation for nonpayment of premium) and shall provide that the insurance coverage afforded to the additional insured parties thereunder shall be primary to any insurance carried independently by such additional insured parties. At Tenant's request, Landlord shall furnish a list of names and addresses of parties to be named as additional insureds. The insurance policies required hereunder shall be considered as the primary insurance and shall not call into contribution any insurance then maintained by Landlord. Additionally, where applicable, such policy shall contain a crossliability and severability or interest clause.

           To the fullest extent permitted by law, Tenant (and Tenant's Contractors) and Landlord (and its contractors) shall indemnify and hold harmless the other party, its officers, agents and employees, from and against all claims, damages, liabilities, losses and expenses of whatever nature, including but not limited to reasonable attorneys' fees, the cost of any repairs to the Premises necessitated by activities of the indemnifying party's contractors, bodily injury to persons or damage to property of the indemnified party, its employees, agents, invitees, licensees, or others, arising out of or resulting from the performance of work by the indemnifying party or its contractors. The foregoing indemnity shall be in addition to the insurance requirements set forth above and shall not be in discharge or substitution of the same, and shall not be limited in any way by any limitations on the amount or type of damages, compensation or benefits payable by or for Tenant's Contractors under Workers' or Workmen's Compensation Acts, Disability Benefit Acts or other Employee Benefit Acts.

(J) QUALITY OF WORK. The Improvements shall be constructed in a first-class workmanlike manner using only good grades of material and in compliance with the Final Plans, all insurance requirements, applicable laws and ordinances and rules and regulations of governmental departments or agencies and the rules and regulations adopted by Landlord for the Premises.

(K) "AS-BUILT" PLANS. Upon completion of the Improvements, Tenant shall furnish Landlord with "as built" plans for the Premises, final waivers of lien for the Improvements, a detailed breakdown of the costs of the Improvements (which may be in the form of an owner's affidavit) and evidence of payment reasonably satisfactory to Landlord, and an occupancy permit for the Premises.

(L) MECHANICS' LIENS. Tenant shall not permit any of the Tenant's Contractors to place any lien upon the Premises, and if any such lien is placed upon the Premises, Tenant shall within ten (10) days of notice thereof, cause such lien to be discharged of record, by bonding or otherwise. If Tenant shall fail to cause any such lien to be discharged, Landlord shall have the right to have such lien discharged and Landlord's expense in so doing, including bond premiums, reasonable legal fees and filing fees, shall be immediately due and payable by Tenant.

3.    PAYMENT OF COSTS OF THE IMPROVEMENTS.

(A) Subject to the provisions of Paragraph 3(b) below, the Improvements shall be installed by Tenant at Tenant's sole cost and expense. The cost of the Improvements shall include, and Tenant agrees to pay Landlord for, the following costs ("Landlord's Costs"): (i) the cost of all work performed by Landlord on behalf of Tenant and for all materials and labor furnished on Tenant's behalf, and (ii) the cost of any services provided to Tenant or Tenant's Contractors including but not limited to the cost for rubbish removal, hoisting, and utilities to the extent not included in general conditions charges by the general contractor. Landlord may render bills to Tenant monthly for Landlord's Costs (provided that the supervision fee shall be billed based on the cost of the Improvements performed during the period in question). All bills shall be due and payable no later than the fifteenth
(15th) day after delivery of such bills to Tenant.

(B) Landlord shall provide Tenant with an allowance of three hundred twenty-five thousand eight hundred dollars ($325,800.00) (the "Tenant Improvement Allowance") to be used toward payment of the costs incurred by Tenant in connection with the Improvements. Funds may be drawn against the Tenant Improvement Allowance at any time and from time to time prior to six
(6) months following the Term Commencement Date of the Lease, subject to the following:

(i)   Tenant may not make more than one draw in any calendar month;

(ii) With each draw request, Tenant shall submit to Landlord the following documents:

(A) A true and correct copy of the application for payment by Tenant's Contractors for the Improvements completed to date, including sworn statements evidencing the cost of the Improvements performed to date (or in the case of subcontractors and materialmen, sworn statements for the last preceding draw request) together with copies on all receipted bills and invoices;

(B) Conditional or final lien waivers with respect to the Improvements performed to date from Tenant's Contractors and any materialmen (or in the case of subcontractors and materialmen and except for the final disbursement of the Tenant Improvement Allowance, unconditional lien waivers for the last preceding draw request);

(C) Tenant's certification to Landlord that the amounts set forth in all contractor's sworn statements are owed to Tenant's Contractors for the Improvements performed to date;

(D) The total cost of the Improvements based on the Final Plans, as such cost may change from time to time;

(E) With the final draw request, Tenant shall submit to Landlord a certificate from Tenant's Architect stating that the Improvements has been completed in accordance with the Final Plans and applicable zoning, building, environmental and other laws and Unconditional Waiver and Release Upon Progress Payment from the General Contractor and each of Tenant's Contractors who have not theretofore delivered such unconditional waiver and release.

(iii) Landlord will disburse the portion of the Tenant Improvement Allowance allocable to each draw request to Tenant or at Tenant's request or at Landlord's option directly to Tenant's Contractors within thirty (30) days after Tenant has submitted the required information for such draw and has otherwise complied with the requirements hereof.

(C) If the cost to design and construct the Tenant Improvements exceeds the amount of the Tenant Improvement Allowance, Landlord shall lend to Tenant, if Tenant so requests, the additional cost to complete such Tenant Improvements in an amount not to exceed one million eighty-six thousand dollars ($1,086,000.00) (the "Tenant Improvement Loan"). The Tenant Improvement Loan shall bear interest at the rate of eleven percent (11%) per annum, shall be amortized over the Term of the Lease and shall be payable in equal monthly installments on the first (1st) day of each month concurrently with, and in addition to, Tenant's payment of monthly Base Rent commencing with the Term Commencement Date. Interest under the Tenant Improvement Loan shall commence to accrue at such time as Landlord first advances funds in excess of the amount of the Tenant Improvement Allowance from the date of, and to the extent of, each such advance. If the Lease terminates for any reason prior to the repayment in full of the principal balance of the Tenant Improvement Loan, then the outstanding principal balance, together with all accrued interest thereon, shall be immediately due and payable.

4.    MISCELLANEOUS.

                Tenant agrees that, in connection with the Improvements and its use of the Premises prior to the commencement of the Term of the Lease, Tenant shall have those duties and obligations with respect thereto that it has pursuant to the Lease during the Term, except the obligation for payment of rent, and further agrees that Landlord shall not be liable in any way for injury, loss, or damage which may occur to any of the Improvements or installations made in the Premises, or to any personal property placed therein, the same being at Tenant's sole risk.

(A) Except as expressly set forth herein, Landlord has no other agreement with Tenant and Landlord has no other obligation to do any other work or pay any amounts with respect to the Premises. Any other work in the Premises which may be permitted by Landlord pursuant to the terms and conditions of the Lease shall be done at Tenant's sole cost and expense and in accordance with the terms and conditions of the Lease.

(B) The failure by Tenant to pay any monies due Landlord pursuant to this Workletter within the time period herein stated shall be deemed a default under the terms of the Lease for which Landlord shall be entitled to exercise all remedies available to Landlord for nonpayment of Rent. All late payments shall bear interest pursuant to the terms of the Lease.

(C) Tenant shall be solely responsible to determine at the site all dimensions of the Premises and the Building which affect any work to be performed by Tenant hereunder.