Form 10-Q
period 1999-09-30
FRANKLIN SELECT REALTY TRUST
filed 1999-11-15
CIK 845613

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 1999

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

Common Stock Shares Outstanding as of September 30, 1999, Series A: 12,250,369
Common Stock Shares Outstanding as of September 30, 1999, Series B:    745,584




                        PART I - FINANCIAL INFORMATION
                         ITEM 1. FINANCIAL STATEMENTS

                         FRANKLIN SELECT REALTY TRUST
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                  SEPTEMBER DECEMBER
(In thousands, except per share amounts)          30, 1999  31, 1998
--------------------------------------------------------------------

ASSETS

Real Estate
  Rental property:
    Land                                           $34,054  $34,054
    Buildings and improvements                     100,626  100,241
                                                  ------------------
                                                   134,680  134,295
    Less: accumulated depreciation                  23,860   21,341
                                                  ------------------
          Real estate, net                         110,820  112,954

Cash and cash equivalents                           15,638    1,256
Mortgage-backed securities, available for sale         287    7,700
Notes receivable                                         -    7,700
Deferred rent receivable                             1,574    1,543
Deferred costs and other assets, net                 3,431    2,739
                                                  ==================
          Total assets                            $131,750 $133,892
                                                  ==================

LIABILITIES AND STOCKHOLDERS' EQUITY

Notes and bonds payable                          $26,458    $26,762
Tenant deposits, accounts payable and accrued      2,548      1,807
expenses
Distributions payable                              1,767      1,641
Reserve for litigation                               750          -
                                                 -------------------
          Total liabilities                       31,523     30,210
                                                 -------------------

Minority interest                                  9,118      9,181
                                                 -------------------

Commitments and contingencies (Notes 3 and 4)          -          -

Stockholders' equity:
  Common stock, Series A, without par value;
stated value $10 per                             103,161    103,161
   share; 50,000 shares authorized; 12,250
issued and outstanding

  Common stock, Series B, without par value;
stated value $10 per                               6,294      6,294
    share; 1,000 shares authorized; 746 issued and outstanding

  Accumulated other comprehensive income             (33)       (18)

  Accumulated distributions in excess of net     (18,313)   (14,936)
income
                                                 -------------------
          Total stockholders' equity              91,109      94,501
                                                 ===================
          Total liabilities and stockholders'   $131,750   $133,892
equity
                                                 ===================

  The accompanying notes are an integral part of these consolidated financial statements.



                         FRANKLIN SELECT REALTY TRUST

          CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                  (Unaudited)


                                      THREE MONTHS        NINE MONTHS
                                         ENDED              ENDED
                                 SEPTEMBER SEPTEMBER SEPTEMBER SEPTEMBER
(In thousands, except per share  30, 1999 30, 1998  30, 1999 30, 1998 amounts)
----------------------------------------------------------------------

REVENUE:
  Rent                             $3,702   $4,298   $11,183  $13,619
  Interest, dividends and other       214       41       715      145
                                 -------------------------------------
    Total revenue                   3,916    4,339    11,898   13,764
                                 -------------------------------------

EXPENSES:
  Property operating                  978    1,149     2,694    3,074
  Interest                            589      631     1,774    2,308
  Related party                       313      361       933    1,125
  General and administrative          307      319     1,208      844
  Loss on sale of                     110        -       110        -
mortgage-backed securities
  Depreciation and amortization       953    1,002     2,828    3,016
                                 -------------------------------------
    Total expenses                  3,250    3,462     9,547   10,367
                                 -------------------------------------

  Operating income before
reserve for litigation,               666      877     2,351    3,397
gains on sales of
property and minority
interest
  Reserve for litigation            (750)        -     (750)        -
  Gains on sales of property            -      382         -      552
                                 -------------------------------------
  Operating income (loss)            (84)    1,259     1,601    3,949
before minority interest

  Minority interest                   194      177       566      515
                                 -------------------------------------
NET INCOME (LOSS)                  ($278)   $1,082    $1,035   $3,434
                                 -------------------------------------

Unrealized loss on                    (3)        -      (15)      (2)
mortgage-backed securities
                                 =====================================
TOTAL COMPREHENSIVE INCOME         ($281)   $1,082    $1,020   $3,432
(LOSS)
                                 =====================================

Net income (loss) per share,
based on the weighted average
shares outstanding of Series A
common stock of 12,250 for the     ($.02)    $ .09      $.08    $ .28
three- and nine-month periods
ended September 30, 1999, and
1998, respectively
                                 =====================================

Distributions per share, based
on the weighted
 average shares outstanding of
Series A common stock of 12,250      $.12     $.12      $.36    $ .36
for the three- and nine-month
periods ended September 30,
1999 and 1998, respectively
                                 =====================================

  The accompanying notes are an integral part of these consolidated financial statements.




                         FRANKLIN SELECT REALTY TRUST

                     CONSOLIDATED STATEMENT OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   Unaudited

(In thousands)                                        1999   1998
------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

NET INCOME                                          $1,035 $3,434
                                                   ---------------
Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization                     2,920  3,153
   Loss on sale of mortgage-backed securities          110      -
   Gains on sales of property                            -  (552)
   Reserve for litigation                              750      -
   Minority interest                                   566    515
   Increase in deferred rent receivable               (31)   (37)
   (Increase) decrease in deferred costs and          (78)     49
other assets
   Increase in accounts payable, accrued
   expenses and other liabilities                      678    555
                                                   ---------------
NET CASH PROVIDED BY OPERATING ACTIVITIES            5,950  7,117
                                                   ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of real estate                     - 13,081
   Improvements to real estate                       (385) (1,262)
   Collection of notes receivable                    7,700      -
   Leasing commissions paid                          (967)  (230)
   Acquisition of mortgage-backed securities       (6,893)      -
   Disposition of mortgage-backed securities        14,178     87
                                                   ---------------
NET CASH PROVIDED BY INVESTING ACTIVITIES           13,633 11,676
                                                   ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of notes and bonds payable              (304) (14,793)
   Payment of loan costs                              (47)      -
   Distributions paid to limited partners            (566)  (515)
   Distributions paid to stockholders              (4,284) (4,413)
                                                   ---------------
NET CASH USED IN FINANCING ACTIVITIES              (5,201) (19,721)
                                                   ---------------

NET INCREASE (DECREASE) IN CASH AND CASH            14,382  (928)
EQUIVALENTS
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD       1,256  3,821
                                                   ---------------
CASH AND CASH EQUIVALENTS, END OF PERIOD           $15,638 $2,893
                                                   ===============






  The accompanying notes are an integral part of these consolidated financial statements.



                         FRANKLIN SELECT REALTY TRUST
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1999
                                   Unaudited

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Franklin Select Realty Trust (the "Company") included herein have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the Company has made all appropriate adjustments necessary to a fair presentation of the results of operations for the periods shown. All adjustments are of a normal recurring nature. Certain prior year amounts have been reclassified to conform to current year presentation. These financial statements should be read in conjunction with the Company's audited financial statements as of and for the year ended December 31, 1998.

These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As described in Note 4 to these financial statements, management is currently proposing a sale of the Company's remaining properties. Although a sales agreement has been signed, shareholders have yet to ratify the sale and there are certain contingencies associated with the agreement. However, management believes that a sale will occur in the foreseeable future. Management believes that the aggregate market value of the Company's remaining properties are at least equal to their book value. Accordingly, management does not expect any material losses to be undertaken in the event of the sale of the assets. However, there can be no assurance that the eventual liquidation of the Company will not result in a loss or that a sale will be consummated.

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

NOTE 3 - LITIGATION

The Company is currently involved in shareholder litigation which it has previously reported: the "Hodge Lawsuit" and the "Vigneau Lawsuit. "

In the Hodge Lawsuit, Herbert S. Hodge, Jr. on behalf of certain shareholders of Franklin Real Estate Income Fund (a predecessor of the Company, "FREIF"), filed a purported class action complaint on June 3, 1997 in the California Superior Court for San Mateo County against the Company, certain of its then current and former directors, Franklin Properties, Inc. (the "Advisor"), Franklin Resources, Inc. ("Franklin Resources") and Bear Stearns Co., Inc. The complaint alleges, among other things, that the defendants breached their fiduciary duties to the plaintiffs in connection with the merger of FREIF into the Company in May 1996.

In the Vigneau Lawsuit, the Company is defending the former directors of Franklin Advantage Real Estate Income Fund (a predecessor of the Company, "Advantage"), who include the current directors of the Company, against a purported class action on behalf of certain shareholders of Advantage, filed on December 2, 1996 in the California Superior Court for San Mateo County. Other defendants currently include the Advisor and Franklin Resources, Inc. The complaint alleges, among other things, that the defendants breached their fiduciary duties to the plaintiffs and other minority shareholders in connection with the purchase of an interest in Advantage by Franklin Resources in August 1994 and in connection



                         FRANKLIN SELECT REALTY TRUST
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1999
                                   Unaudited

NOTE 3 - LITIGATION (CONTINUED)

with the merger of Advantage into The Company in May 1996.

The plaintiffs in each lawsuit seek damages in an unspecified amount and certain equitable relief. The defendants in each lawsuit have denied any wrongdoing and have been vigorously defending the lawsuits. Neither purported class has yet been certified. The Company continues to believe, as previously reported and as reflected in the Company's financial statements, that the outcome of litigation of these matters would not have a material adverse effect on its financial condition, results of operations or cash flows if the Company were to remain a going concern.

For some time, the Company has also been pursuing mediation and settlement efforts with respect to the shareholder litigation. As a result of these efforts, the Company recently entered into negotiations with the plaintiffs and other involved parties over a possible settlement related to the Hodge Lawsuit. Pending the outcome of these negotiations, the parties have agreed to postpone further discovery efforts. In the Vigneau Lawsuit, the court has ordered the parties to proceed to mediation in December,1999 and in the interim has limited the plaintiffs' discovery activities. Any successful conclusion to these efforts to negotiate a settlement, would require that the court certify a class and approve any settlement, that all parties give their consent, and that notice be given to the class members, a process which would take many months and extend beyond the closing of the Asset Sale (see Note 4
- Subsequent Event below). The Company expects that the costs of any settlement or judgment in the litigation would be funded by insurance coverage and contributions from it and certain defendants as agreed or required. However, the Company may be required to incur substantial additional costs in addition to its reserves in connection with this litigation. No assurances can be given as to the successful outcome of these settlement negotiations. If these settlement negotiations are not successful, the Company will continue to pursue its vigorous defense of the litigation. Based on management's current assessment of the potential liability with respect to this shareholder litigation, the Company has recognized a $750,000 reserve in the quarter ended September 30, 1999.

NOTE 4 - SUBSEQUENT EVENT

AGREEMENT TO SELL ASSETS
On October 12, 1999, the Company announced that it had signed an agreement to sell its remaining real estate assets to Value Enhancement Fund III, LLC, a fund managed by Lend Lease Real Estate Investments, Inc. (the "Asset Sale"). The proposed sale is subject to shareholder approval, due diligence adjustments and customary conditions. Management expects the sale to be completed in early 2000. The sale includes all real estate directly owned by the Company together with the interests of the Company and the limited partners in FSRT, LP (the "Partnership"), a limited partnership of which the
Company is the sole general partner. The aggregate base purchase price is $131,500,000 for the Company's and the limited partners' interests. Of the total price, the purchase price for the Company's interests is $119,377,500, reduced by approximately $26,458,000 for existing debt to be assumed by the buyer. The net purchase price for the Company's interest is payable in cash. The purchase price for the limited partners' interests is $12,122,500 and is payable in installments. The proposed sale is subject to approval by the Company's shareholders, due diligence-based and other customary pre-closing price adjustments, closing pro-rations and customary conditions.

In connection with the formation of the Partnership, the limited partners were granted rights (the "Conversion Rights") to convert their limited partner interests into shares of the Company's Series A Common Stock or, at the Company's option, the value of Series A shares in cash. The conversion ratio is currently one Series A share for each limited partner unit. In connection with the Purchase Agreement, the Company has also signed a Purchase of Conversion Rights Agreement dated as of October 12, 1999 with the limited partners pursuant to which the Company has agreed to purchase the limited partners'



                         FRANKLIN SELECT REALTY TRUST
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1999
                                   Unaudited


NOTE 4 - SUBSEQUENT EVENT (CONTINUED)

Conversion Rights. The purchase is contingent upon, and is to occur immediately before, the closing of the sale to Value Enhancement. The purchase price for each Conversion Right is equal to the amount of the excess, if any, of distributions per share that the Series A shareholders receive from the sale of the assets to Value Enhancement and the liquidation of the Company over the amount per limited partner unit the limited partners receive from Value Enhancement at the closing.


                         FRANKLIN SELECT REALTY TRUST


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following discussion should be read in conjunction with Management's Discussion and Analysis included in the Company's 1998 Form 10-K.

When used in the following discussion, the words "believes", "anticipates", "will likely result", "expects to", "will incur", "will continue", "will improve", "estimate", "project" and variations of such expressions or similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected, including, but not limited to, those set forth in the section entitled "Potential Factors Affecting Future Operating Results," below. Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date hereof. The Company undertakes no obligation to publicly release any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PROPOSED SALE OF ASSETS AND EVENTUAL LIQUIDATION

On October 12, 1999 the Company announced that it had signed an agreement to sell its remaining real estate assets to Value Enhancement Fund III, LLC, a fund managed by Lend Lease Real Estate Investments, Inc. The proposed sale is subject to shareholder approval, due diligence adjustments and customary conditions. Management expects the sale to be completed in early 2000. The sale includes all real estate directly owned by the Company together with the interests of the Company and the limited partners in FSRT, LP, a limited partnership of which the Company is the sole general partner. The aggregate base purchase price is $131,500,000 for the Company's and the limited partners' interests. Of the total price, the purchase price for the Company's interests is $119,377,500, reduced by approximately $26,458,000 for existing debt to be assumed  by the  buyer.  The net  purchase  price for the  Company's interest  is payable in cash.  The  purchase  price for the  limited  partners'
interests is $12,122,500 and is payable in installments. The proposed sale is subject to approval by the Company's shareholders, due diligence-based and other customary pre-closing price adjustments, closing pro-rations and customary conditions

In connection with the formation of the Partnership, the limited partners were granted rights (the "Conversion Rights") to convert their limited partner interests into shares of the Company's Series A Common Stock or, at the Company's option, the value of Series A shares in cash. The conversion ratio is currently one Series A share for each limited partner unit. In connection with the Purchase Agreement, the Company has also signed a Purchase of Conversion Rights Agreement dated as of October 12, 1999 with the limited partners pursuant to which the Company has agreed to purchase the limited partners' Conversion Rights. The purchase is contingent upon, and is to occur immediately before, the closing of the sale to Value Enhancement. The purchase price for each Conversion Right is equal to the amount of the excess, if any, of distributions per share that the Series A shareholders receive from the sale of the assets to Value Enhancement and the liquidation of the Company over the amount per limited partner unit the limited partners receive from Value Enhancement at the closing.

It is expected that if the transaction is approved and the shareholders vote to authorize the Company's board of directors to eventually liquidate the Company, the Company would use the sale proceeds to pay costs of the transaction, costs of liquidation and related insurance and other current obligations; and to retain reserves in amounts to be determined in the future to cover contingencies, holdbacks, and other obligations. The Company would then distribute the remainder of its cash.



                         FRANKLIN SELECT REALTY TRUST

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

RESULTS OF OPERATIONS

COMPARISON OF THE THREE- AND  NINE-MONTH  PERIODS ENDED  SEPTEMBER 30, 1999 AND
1998

Total revenue for the three- and nine-month periods ended September 30, 1999 decreased $423,000, or 10%, and $1,866,000, or 14%, respectively, when compared to the same periods in 1998. The decrease was primarily due to the sale of property in 1998 and a decline in occupancy at the Data General and Tanon properties during the periods. Rental income provided by the sold properties during the three- and nine-month periods ended September 30, 1998 was $511,000 and $2,003,000, respectively. The decline in rental income related to the Data General and Tanon properties on an aggregate basis for the three- and nine-month periods ended September 30, 1999 was $398,000 and $903,000, respectively. Partially offsetting these factors was greater rental income from the Company's other properties, and increased interest income following higher average investment levels in 1999.

Total expenses for the three- and nine-month periods ended September 30, 1999 decreased $212,000, or 6%, and $820,000, or 8%, respectively, when compared to the same periods in 1998. The decrease was primarily a result of the sales of properties referred to in the preceding paragraph. During the nine-month period this decrease was partially offset by increased general and administrative expenses, as referred to below, and by a loss on the sale of mortgage-backed securities.

General and administrative expenses for the nine-month period ended September 30, 1999 increased $364,000, or 43%, respectively, when compared to the same period in 1998. The increase was primarily due to legal fees and expenses
incurred   with  respect  to  the   Company's   evaluation   of  its  strategic
alternatives.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1999, cash and cash equivalents aggregated $15,638,000, and the Company held $287,000 in mortgage-backed securities. Management believes that the existing cash and cash equivalents, together with the mortgage-backed securities are sufficient to meet its short-term operating requirements.

Net cash provided by operating activities for the nine-month period ended September 30, 1999 was $5,950,000 compared to $7,117,000 in the prior year. The decrease in this cash flow was primarily attributable to the reduction in revenue and the increase in general and administrative expenses described above. This decrease was partly offset by an increase in accounts payable and other liabilities.

Net cash provided by investing activities for the nine-month period ended September 30, 1999 was $13,633,000 compared to $11,676,000 in the prior year. The increase in this cash flow was primarily attributable to the sale of mortgage-backed securities during 1999 and reinvestment of the proceeds into short term investments.

Net cash used by financing activities for the nine-month period ended September 30, 1999 was $5,201,000 compared to $19,721,000 in the prior year. The change in this cash flow primarily reflects the use of cash in 1998 for the repayment of notes and bond payable related to the sales of real estate.

The Company continues to believe, as previously reported and as reflected in the Company's financial statements, that the outcome of the shareholder litigation would not have a material adverse effect on its financial condition, results of operations or cash flows if the Company were to remain a going concern.

                         FRANKLIN SELECT REALTY TRUST

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Management believes that the Company's sources of capital as described above are adequate to meet its liquidity needs in the foreseeable future.

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

During the nine-month period ended September 30, 1999, the Company declared distributions related to the Series A common stock totaling $4,410,000.

FUNDS FROM OPERATIONS
The Company considers funds from operations to be a useful measure of the operating performance of an equity REIT. This is because, together with net income and cash flows, funds from operations provides investors with an additional  basis  to  evaluate  the  ability  of a  REIT  to  support  general operating expense and interest expense before the impact of certain activities, such as gains and losses from property sales and changes in the accounts receivable and accounts payable. However, it does not measure whether income is sufficient to fund all of the Company's cash needs including principal amortization, capital improvements and distributions to stockholders. Funds from operations should not be considered an alternative to net income or any other GAAP measurement of performance, as an indicator of the Company's operating performance or as an alternative to cash flows from operating, investing or financing activities as a measure of liquidity. As defined by the National Association of Real Estate Investment Trusts, ("NAREIT"), funds from operations is net income (computed in accordance with
GAAP), excluding gains or losses from debt restructuring and sales of property, plus depreciation and amortization, and after adjustment for unconsolidated joint ventures. The Company reports funds from operations in accordance with the revised NAREIT definition. The measure of funds from operations as reported by the Company may not be comparable to similarly titled measures of other companies that follow different definitions.



                         FRANKLIN SELECT REALTY TRUST

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Funds from operations were as follows.

                                                     For the Nine
                                                     Months Ended
                                                      September
                                                         30,
(In thousands)                                    1999        1998
-------------------------------------------------------------------

Net income                                      $1,035      $3,434
Add: Depreciation and amortization               2,828       3,016
Add: Reserve for litigation                        750           -
Less: Gain on sale of property                       -       (552)
-------------------------------------------------------------------

Funds from Operations                           $4,613      $5,898
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

YEAR 2000 READINESS DISCLOSURE
Many of the world's computer systems currently record years in a two-digit format and may be unable to correctly process dates beyond the year 1999. The Company is dependent on various information technology ("IT") hardware and software systems that may be affected by the Year 2000 problem, and has implemented a plan to address this issue in conjunction with its affiliated companies, including Franklin Resources, Inc., the parent company of the Advisor, ("FRI"). As part of the FRI worldwide Year 2000 plan, which encompasses all of its subsidiaries, FRI has now certified as Year 2000 compliant all mission-critical systems, as well as the non-mission critical systems, maintained by its Information Services & Technology department. The Company relies on only a few of FRI's systems.

The Company's key IT systems include its accounting, property management, and finance systems, which were certified as Year 2000 compliant as part of the FRI plan. In addition, the Company has upgraded its property-management system to one that has been certified Year 2000 compliant. The Company's key non-IT systems, including the embedded systems in the common areas of Company-owned properties, were also certified Year 2000 compliant as part of the FRI plan. The Company is also dependent upon certain non-IT systems such as third-party long distance telephone and data lines, and public utility electrical power.

Under the FRI plan, a system is considered Year 2000 compliant when it has passed a number of prescribed tests either (a) established by FRI and/or the vendor of the system, (b) viewed as the industry standard, or (c) suggested by regulators. For certain third-party systems that cannot be tested by FRI, depending upon the importance of the system to operations, FRI may rely upon vendor representations, the results of point-to-point testing, or test scripts supplied by the vendor. However, no testing can




                         FRANKLIN SELECT REALTY TRUST

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)


guarantee that a system which has been certified as Year 2000 compliant will not have difficulties associated with the Year 2000.

The costs of the Company's efforts to identify and correct its Year 2000 problems have not been material and are not expected to have a material effect in the future on the Company's results of operations, financial position or cash flow.

Contingency plans are in place for the Company's advisor as part of the FRI plan mentioned above. However, contingency plans for the Company's IT and non-IT systems are limited due to the nature of these systems. Failure of key operating systems could adversely affect the operations of the Company. In addition, if the systems of key tenants in Company-owned properties fail as a result of the Year 2000 problem, they may not be able to pay rent and other fees to the Company. This could result in business disruption and loss of revenue for the Company. Failures of major electrical or telecommunication utility providers, as well as other third-party vendors, cannot be predicted and could adversely affect the Company's operations.



                         FRANKLIN SELECT REALTY TRUST

                          PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits:

 Exhibit
 NO. LIST OF EXHIBITS                                                 FOOTNOTE
 3.1 Amended and Restated Articles of Incorporation                         (1)
 3.2 Second Amended and Restated Bylaws of Franklin Select Realty Trust     (2)
10.1 Amended and Restated Advisory Agreement                                (3)
10.2 Property Management Agreement                                          (4)
10.3 Agreement of Limited Partnership of FSRT, L.P. between the Company and (5) Northport Associates No. 18, a California limited liability company, dated as October 30, 1996.
10.4 Contribution Agreement, dated as of October 30, 1996, between FSRT,
     L.P.,                                                                  (5)
     the Company, Northport Associates No. 18, a California limited liability company, and the members of Northport Associates No. 18.
10.5 Exchange Rights Agreement, dated as of October 30, 1996, among the Company,
     FSRT L.P., and Northport Associates No. 18, a California limited       (5)
     liability company.
10.6 Registration Rights Agreement, dated as of October 30, 1996, among the (5) Company and Northport Associates No. 18, a California limited liability company.
10.7 Secured line of credit loan agreement, dated December 10, 1996, by and
     between the Company and Bank of America.                               (6)
10.8 Lease agreement dated July 9, 1999, by and between the Company and
     Sybron Laboratory Products Corporation                                 (7)



    FOOTNOTES
(1) Documents were filed with the Company's Form 10-Q for the quarter ended March 31, 1999, and are incorporated herein by reference.
(2) Documents were filed with the Company's Form S-4 Registration Statement, dated November 13, 1995, (Registration No. 033-64131), and are incorporated herein by reference.
(3) Documents were filed with the Company's Form 10-K for the year ended December 31, 1998, and are incorporated herein by reference.
(4) Documents were filed with the Company's Form 10-K for the year ended December 31, 1994, and are incorporated herein by reference.
(5) Documents were filed with the Company's Form 8-K, dated October 31, 1996, and are incorporated herein by reference.
(6) Documents were filed with the Company's Form 10-K for the year ended December 31, 1996, and are incorporated herein by reference.
(7) Documents were filed with the Company's Form 10-Q for the quarter ended June 30, 1999, and are incorporated herein by reference.


(b) Reports on Form 8-K - On July 20, 1999, the Company filed a report on Form 8-K dated July 9, 1999 (date of earliest event reported). The report contained information related to a new lease agreement with Sybron Laboratory Products Corporation.

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


                               Date:   NOVEMBER 12, 1999