Form 10-K
period 1999-12-31
FRANKLIN SELECT REALTY TRUST
filed 2000-03-30
CIK 845613

FORM 10-K
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
   For the fiscal year ended December 31, 1999. Commission File No. 0-12708


                         FRANKLIN SELECT REALTY TRUST
              (Exact Name of Company as Specified in its Charter)

California                       94-3095938
---------------------------------------------------------------------
(State or other jurisdiction or  (I.R.S. Employer Identification
incorporation or organization)   number)

2000 Alameda de Las Pulgas, San Mateo, CA 94404  (650) 312-2000
---------------------------------------------------------------------
(Address of principal and                        Company's telephone number,
executive Office)                                including Area Code

Securities registered pursuant to Section 12(b) of Act:

Title of each class              Name of each exchange on which
                                 registered

Common Stock Series A            American Stock Exchange (Until
                                 March 13, 2000)
---------------------------------------------------------------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

At February 29, 2000, 12,163,147 shares of the Company's Series A common stock were held by non-affiliates of the Company. The aggregate market value of the voting stock held by non-affiliates of the Company, based upon the closing price of $7 9/16 as of February 29, 2000, is $91,983,799.

Indicate the number of shares outstanding of each of the Company's classes of common stock at December 31, 1999: 12,250,368 shares of Series A common stock and 745,584 shares of Series B common stock.



                               PART I
Item 1. BUSINESS

DESCRIPTION OF BUSINESS

Franklin Select Realty Trust, formerly Franklin Select Real Estate Income Fund, (the "Company") is a California corporation formed on January 5, 1989, for the purpose of acquiring, managing and holding for investment income-producing real estate assets. The Company is a real estate investment trust ("REIT"). At December 31, 1999, the Company's property portfolio consisted of ownership interests in the following seven properties: (i) four industrial research and development ("R & D") properties containing approximately 546,000 rentable square feet of space; and (ii) three suburban office properties containing approximately 404,000 rentable square feet of space. The Company's properties were concentrated in the greater San Francisco and Los Angeles areas, from which the Company derived 67% and 33% of its 1999 rental revenue, respectively.

On February 10, 2000, Franklin Select Realty Trust closed the sale of all of its real estate assets (the "Asset Sale") to Value Enhancement Fund III, LLC ("Value Enhancement") a private real estate fund formed by Lend Lease Real Estate Investments to purchase properties. The aggregate purchase price was $131.5 million, less existing project debt, assumed by the buyer or paid off, in the amount of approximately $26.3 million and related transaction expenses.

Pursuant to the plan of liquidation approved by the shareholders, the Board of Directors declared an initial liquidating distribution of $7.11 per share to shareholders of record holding Series A common stock on February 29, 2000. The initial distribution was paid on March 10, 2000. Under applicable
AMEX regulations, the AMEX suspended trading in the Company's shares beginning on March 1, 2000, and delisted the Company's shares effective March 13, 2000. Accordingly, the Company does not expect that any trading market for the Company's shares will exist after February 29, 2000 on any securities exchange.

The Company will continue to wind up its affairs pursuant to the plan of liquidation. It is expected that shareholders will also receive a final liquidating distribution before the end of 2000, subject, however, to final court approval of settlements of pending litigation. It is not expected that any interim or quarterly distributions will be declared or paid before the final liquidating distribution.

Franklin Properties, Inc. (the "Advisor") manages the Company's day-to-day operations under the terms of an advisory agreement that was renewable annually. The Company does not have any employees. Continental Property Management Co. ("CPMC"), an affiliate of the Advisor, managed the Company's commercial properties. As property manager, CPMC performed the leasing, re-leasing and management-related services for the properties. The Advisor is a wholly owned subsidiary of Franklin Resources, Inc., ("Franklin"), whose primary business is the Franklin Templeton Group of Funds. The CPMC property management agreement has been terminated as a result of the closing of the Asset Sale. The advisory agreement as been modified to reflect the plan of liquidation adopted by the Company, and modified terms are described below in
Item 13 "Certain Relationships and Related Transactions."

In 1996, the Company formed a limited partnership, FSRT L.P. ("FSRT"), in order to acquire two research and development buildings located in Fremont, California (the "LAM Research Buildings"). FSRT assumed the existing financing on the LAM Research Buildings and issued 1,625,000 limited partnership units to the owner of the property in exchange for its equity interest in the property. On February 10, 2000, in connection with the Asset Sale, the successor to such owner (the "Limited Partner") converted all of its limited partnership units into 1,625,000 shares of the Company's Series A common stock, causing the Company to be the sole remaining partner of FSRT. As a result, the Company received all of the net sales proceeds in the Asset Sale related to the properties owned by FSRT. Prior to the Asset Sale, the Company was the sole general partner of FSRT and held an approximate 70% ownership interest in FSRT.

Unless the context indicates otherwise, all references to the Company in this report refer to Franklin Select Realty Trust and its majority owned, consolidated limited partnership, FSRT.

INVESTMENT AND OPERATING STRATEGY
The Company has successfully completed the sale of all of its properties, has made an initial liquidating distribution to the Series A shareholders and does not anticipate acquiring real property in the future. The Company has in the past acquired income-producing real estate investments located in California with cash flow growth potential, although it had the flexibility to purchase properties elsewhere.

The Company's investment program included providing shareholders with a professionally managed diversified portfolio of income-producing equity real estate investments in strategic markets which presented the potential for current cash flow and for capital appreciation.

FINANCING POLICY AND RELATED MATTERS
The Company's policy was to maintain a debt to total assets ratio not to exceed 50%. At December 31, 1999, the Company's debt to total assets ratio was 20%. The Company's by-laws prohibit the aggregate amount of the Company's indebtedness from exceeding 300% of its net assets, and prohibit unsecured borrowings which would result in asset coverage of less than 300%.

The Company was subject to the risks normally associated with debt financing. These risks included the risk that the Company's cash flow might have been insufficient to meet required payments of principal and interest, that the Company might not be able to refinance existing indebtedness on the encumbered properties or that the terms of such refinancing may not have been as favorable as the terms of existing indebtedness.

Management currently estimates that the Company will incur costs of approximately $2.1 million related to the potential settlement of the litigation described in Item 3 - "Legal Proceedings." No assurance can be given that the Company's litigation will be resolved by settlement rather than litigation, nor that the amounts reserved will be sufficient to provide for the litigation.

CASH DISTRIBUTION POLICY
As previously discussed, the Company paid an initial liquidating distribution of $7.11 per Series A share on March 10, 2000., The Company plans to declare a final liquidating distribution in late 2000 provided that the Company has wound up its affairs including final settlement of the litigation described in Item 3 - "Legal Proceedings.

Previously, distributions were declared quarterly at the discretion of the Board of Directors. The Company's distribution policy was to evaluate the current distribution rate, at least annually. This evaluation considered anticipated tenant turnover over the next two to three years, the estimated level of associated improvements and leasing commissions, planned capital expenditures, any debt service requirements and the Company's other working capital requirements. After balancing these considerations, and considering the Company's earnings and cash flow, the level of its liquid reserves and other relevant factors, the Company sought to establish a distribution rate which:

      i) provided a stable distribution which is sustainable despite short term fluctuations in property cash flows;

      ii) maximized the amount of cash flow paid out as distributions consistent with the above listed objective; and

      iii) complied with the Internal Revenue Code requirement that a REIT annually pay out as distributions not less than 95% of its taxable income.

MATTERS THAT MAY AFFECT THE COMPANY'S RESULTS
Prior to the Asset Sale, the Company was subject to the risks generally associated with the ownership of real property. These risks included the possibility that operating expenses, debt service payments and fixed costs could exceed property revenues; economic conditions could adversely change in the California and national markets; the real estate investment climate could change; local market conditions could change adversely due to general or local economic conditions and neighborhood characteristics; interest rates could fluctuate and the availability, costs and terms of mortgage financing could change; unanticipated maintenance and renovations could arise; changes in real estate tax rates and other operating expenses could arise; governmental rules and fiscal policies could change; natural disasters, including earthquakes, floods or tornadoes could result in losses beyond the coverage of the Company's insurance policies; the financial condition of the tenants of properties could deteriorate; and other factors which were beyond the control of the Company could occur. All of the Company's properties were located in areas that were subject to earthquake activity. The Company carried earthquake insurance coverage for its properties.

The real estate business is competitive, and the Company was in competition with many other entities engaged in real estate investment activities, many of which had greater assets than the Company. The Company's real estate investments in rental properties were subject to the risk that the Company might be unable to attract or retain tenants and a consequent decline in rental income. Furthermore, real estate investments tend to be long-term, and under the REIT provisions of the Internal Revenue Code, might be subject to minimum holding periods to avoid adverse tax consequences. Consequently, the Company had only minimal ability to vary its property portfolio in response to changing economic, financial and investment conditions.

The Company's fixed rate debt was subject to prepayment penalties that made it disadvantageous for the Company to prepay the loans, which it may otherwise have done in the absence of prepayment penalties.

In connection with any lease renewal or new lease, the Company typically incurred costs for tenant improvements and leasing commissions which were funded first from operating cash flow and, if necessary, from cash reserves. In addition, while the Company was historically successful in renewing and releasing space, it was subject to the risk that leases expiring in the future may be renewed or re-leased at terms that are less favorable than current lease terms.

The Company has invested substantially all of its remaining cash reserves in short-term A rated commercial paper and intends to do so throughout 2000.

GOVERNMENT REGULATION
Under various federal, state and local laws, ordinances and regulations, an owner or operator of real property may become liable for the costs of removal or remediation of certain hazardous substances released on or in its property. Such laws often impose such liability without regard to whether the owner or operator knew of, or was responsible for, the release of such hazardous substances, the presence of such substances, or the failure to properly remediate such substances, when released. As part of the investigation of properties prior to acquisition, the Company typically obtained inspection reports concerning the condition of the property, including specialized environmental inspection reports concerning the presence of hazardous substances on the property. None of these inspection reports revealed any environmental conditions requiring material expenditures for remediation. In connection with the Asset Sale, the Company and Value Enhancement each engaged environmental consultants to inspect the properties. None of these inspection reports revealed any environmental conditions requiring remediation; however, such inspection reports do not necessarily reveal all hazardous substances or sources thereof. Value Enhancement reviewed the reports and accepted the properties in the condition described in the reports.

OTHER MATTERS
The Company has agreed to indemnify Value Enhancement and its directors, officers, employees, agents, representatives and affiliates against costs, losses, damages, claims and the like arising out of the inaccuracy of any representation made by, or the failure to comply with any agreement or obligation of, the Company set forth in the purchase agreement with Value Enhancement (the "Purchase Agreement") and related agreements, and certain other matters. To secure the Company's indemnity obligations, $2,630,000 was deposited with an escrow agent at the closing of the Asset Sale. This fund is known as the "indemnity escrow fund." The Company's indemnity obligations do not arise unless and until the total of all claims for indemnity exceeds $1,315,000. The $1,315,000 threshold is also a deductible amount; even if the threshold is reached, the indemnity obligations only apply to claims above the threshold.

In general, the Company's indemnity obligations to Value Enhancement are limited to any funds remaining in the indemnity escrow fund, and the indemnity escrow fund is Value Enhancement's sole recourse for these indemnities. However, indemnity obligations relating to the following (to the extent the Company has any liabilities with respect thereto) are not subject to the threshold amount required or the maximum indemnity amount, and Value Enhancement's recourse for them is not limited to the indemnity escrow fund: (a) intentional misrepresentations by the Company; (b) failure to comply with post-closing obligations contained in the Purchase Agreement and related agreements; (c) breaches of representations regarding brokerage commissions; (d) indemnity obligations regarding the litigation described in
Item 3- "Legal Proceedings"; and (e) failure to pay certain costs or expenses under the Purchase Agreement and related agreements, including closing adjustments. Except for these claims, for which the Purchase Agreement provides no time limit, claims for breaches of representations, warranties and covenants must be made by Value Enhancement on or before the nine month anniversary of the closing date.

The Company has agreed in the Purchase Agreement to remain in existence for at least nine months after the closing of the Asset Sale and to maintain liquid assets of at least $2,630,000 during that period.

The Company is involved in, and has agreed in principal, to settle certain shareholder litigation. See Item 3- "Legal Proceedings."

Item 2.  PROPERTIES

PORTFOLIO SUMMARY
On February 10, 2000, the Company sold all of its properties to Value
Enhancement.

At December 31, 1999, the Company's property portfolio consisted of seven income-producing properties located in the greater San Francisco and Los Angeles areas. The Company's properties were 99% leased at December 31, 1999 as compared to 95% leased at the end of 1998. During the year, the average occupancy of the properties held by the Company at December 31, 1999 was 92%, compared to 97% in 1998.

The following table describes the properties formerly owned by the Company:



                                                          Total Rentable       Year       Average Occupancy         1999 Rental
                                                          Square Footage     Acquired        During 1999              Revenue
Property Name/ Location                                   --------------     --------     -----------------         ------------
--------------------------------------------------
Industrial R&D Properties:
--------------------------------------------------
    The Northport Buildings
          Fremont, California                                    144,624       1991              100%                $1,848,000
--------------------------------------------------
    The LAM Research Buildings
          Fremont, California                                    211,680       1996              100%                 2,522,000
--------------------------------------------------
    The Tanon Building
          Fremont, California                                    108,600       1997              58%                    893,000
    The Hathaway Business Park
          Fremont, California                                     80,752       1997              95%                  1,077,000
                                                   ----------------------                                     ------------------
                                                                 545,656                                             $6,340,000
Office Properties:
    The Shores
          Redwood City, California                               138,546       1989              88%                  4,217,000
    The Data General Building
          Manhattan Beach, California                            121,074       1989              89%                  2,380,000
    The Fairway Center
          Brea, California                                       144,727       1992              100%                 2,798,000
                                                   ----------------------                                     ------------------
                                                                 404,347                                             $9,395,000
Total for properties at December 31, 1999
                                                                 950,003                                      $15,735,000
                                                   ======================                                     ==================



The Company or FSRT owned a fee interest in each property. For information about the encumbrances of the individual properties, see Note 4 to Consolidated Financial Statements and Schedule III.

At December 31, 1999, the Company's property portfolio contained a total of 51 leases. The Company's portfolio represented, in the aggregate, 950,003 rentable square feet of which 943,051 rentable square feet were leased at year-end. The following table sets forth for all of the Company's properties the lease expiration dates and the related annual base rental income at December 31, 1999.



                                                                         % of
                 No. of                             Current             Current
                 Leases           Total           Annualized          Annualized
    Year        Expiring         Sq. Ft.          Base Rent1           Base Rent

    2000           10             48,490           $1,152,000               7.8%
    2001            9            109,369            1,915,000              13.0%
    2002           10            223,765            4,156,000              28.3%
    2003            8             99,773            1,446,000               9.8%
    2004            6             92,665            2,196,000              15.0%
    2008            1             22,400              332,000               2.3%
    2009            3            128,909              640,000               4.4%
    2012            1              6,000              308,000               2.1%
    2014            1            211,680            2,542,000              17.4%
   Total           51            943,051          $14,687,000             100.0%

      1    Annualized   Base  Rent  means  12  multiplied  by  the
           monthly base rent in effect with respect to each property at December 31, 1999. Annualized Base Rent does not reflect any increases or decreases in monthly rental rates or lease expirations which are scheduled to occur or which may occur after the date of calculation or the cost of any leasing commissions or tenant improvements.


SIGNIFICANT TENANTS
One of the Company's tenants provided 10% or more of the Company's annualized base rental income as defined above at December 31, 1999.



                                                       Annualized
            Tenant Name/Property         Square        Base Rent     % of Total      Lease        Renewal
                                          Feet        at 12/31/99    Base Rent     Expiration     Options


LAM Research Corporation:

    LAM Research Buildings              211,680        $2,542,380      17.4%       12/31/2014     2-5 yr.
    Northport Buildings                  58,130          $505,698       3.5%       07/31/2003     1-5 yr.


Item 3. LEGAL PROCEEDINGS

The Company has been involved in shareholder litigation which it has previously reported: the "Hodge Lawsuit" and the "Vigneau Lawsuit. " In the Hodge Lawsuit, Herbert S. Hodge, Jr. on behalf of certain shareholders of Franklin Real Estate Income Fund ("FREIF"), a predecessor of the Company, filed a purported class action complaint on June 3, 1997 in the California Superior Court for San Mateo County against the Company, certain of its then current and former directors, Franklin Properties, Inc. (the "Advisor"), Franklin Resources, Inc. ("Franklin Resources") and Bear Stearns Co., Inc. The complaint alleges, among other things, that the defendants breached their fiduciary duties to the plaintiffs in connection with the merger of FREIF into the Company in May 1996.

In the Vigneau Lawsuit, the Company is defending the former directors of Franklin Advantage Real Estate Income Fund ("Advantage"), a predecessor of the Company, who include the current directors of the Company, against a purported class action. This action on behalf of certain shareholders of Advantage was filed on December 2, 1996 in the California Superior Court for San Mateo County. Other defendants currently include the Advisor and Franklin Resources. The complaint alleges, among other things, that the defendants breached their fiduciary duties to the plaintiffs and other minority shareholders in connection with the purchase of an interest in Advantage by Franklin Resources in August 1994 and in connection with the merger of Advantage into the Company in May 1996.

The plaintiffs in each lawsuit sought damages in an unspecified amount and certain equitable relief. The defendants in each lawsuit have denied any wrongdoing and vigorously defended the lawsuits.

The Company and the defendants have agreed in principal with the representative plaintiffs and their counsel in both cases to settle the cases on a class-wide basis. The successful conclusion of each of these settlement efforts would require the court certify a class for settlement purposes and approve the mailing of notice to the class, that the court determine that the settlement is fair, reasonable and adequate after a hearing at which class members may appear and be heard, and that certain other conditions are met, a process that is expected to take many months to complete. If consummated according to the agreements, future legal expenses and the costs of settlement of the Hodge Lawsuit and the Vigneau Lawsuit will be funded by insurance coverage, contributions from certain other defendants, and contributions from the Company. No assurance can be given as to the outcome of the settlement efforts. If the settlement efforts are not successful, the Company will continue to pursue its vigorous defense of the litigation. Based on management's assessment of potential liability with respect to the shareholder litigation, the Company has recorded a reserve related to the shareholder litigation of $2,100,000 in the year ended December 31, 1999.


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On October 12, 1999 the Board of Directors of the Company authorized the execution of agreements pertaining to the Asset Sale and the filing of a Proxy Statement with the Securities and Exchange Commission in connection with a Special Meeting of Shareholders held on January 25, 2000 to solicit shareholder approval for the Asset Sale and to authorize the Board of Directors to liquidate, wind up and dissolve the Company. The Proxy Statement was filed and mailed to the shareholders on December 14, 1999.

At a Special Meeting of Shareholders held on January 25, 2000, the proposed Asset Sale and liquidation were approved. Among other requirements, approval of the Asset Sale required the affirmative vote of a majority of the outstanding shares of the Company. The actual tabulation of the vote was as follows:

                                              FOR       AGAINST   ABSTAIN
Proposal 1:  To approve the Asset Sale     8,529,915    101,657   139,977
                                             65.63%        .78%     1.08%

Proposal 2:  To authorize the board of     8,239,037     94,591   137,178
directors to liquidate,                      63.40%        .73%     1.06%
    wind up and dissolve the Company

There were no other matters submitted to a vote of security holders during the quarter covered by this report.


                          PART II - OTHER INFORMATION

Item 5. MARKET FOR COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company has one class of common stock in two series, designated Series A and Series B (the "Common Stock"). At December 31, 1999, the company had 12,250,368 Series A common shares outstanding and 745,584 Series B common shares outstanding, and there were 2,591 Series A stockholders of record. The common stock votes together as one class with each share being entitled to one vote. The Series B shares are owned by Franklin Properties, Inc., the Advisor.

In connection with the Asset Sale, the Limited Partner of FSRT L.P. converted all of its limited partnership units into 1,625,000 shares of Series A common stock on February 10, 2000. Therefore, subsequent to that date, the total number of Series A common shares outstanding increased to 13,875,368. The shares issued to the Limited Partner are restricted securities and may not be transferred absent registration under the Securities Act of 1933, as amended, or an exemption from registration.

Until February 29, 2000, the record date for the initial liquidating distribution, the Company's Series A common stock was registered on the American Stock Exchange (AMEX) where it is was traded under the symbol "FSN." Pursuant to applicable AMEX rules, commencing March 1, 2000, trading in the Company's Series A common stock was suspended and the AMEX de-listed the shares effective March 13, 2000. Therefore, there is currently no trading market for the Company's common stock on any securities exchange.

The Company intends to make a final cash distribution after it has wound up its affairs; the distribution is expected to occur in late 2000. The Company has retained the cash and other assets on hand at the time of the closing of the Asset Sale, to meet its obligations, including its existing and known or unknown contingent liabilities, as well as the costs of dissolution. The Company stated in the Proxy Statement for the January 25, 2000 Special Meeting of Shareholders, and continues to believe, that it is not possible to determine how much of the remainder of the Company's assets will ultimately be available for distribution to shareholders in connection with the dissolution of the Company.

Except as described above, there are no restrictions on sales or purchases of the Company's Series A common stock other than those that may be imposed by any applicable federal or state securities laws or by the Company's Amended and Restated Articles of Incorporation or Bylaws with respect to maintaining the Company's status as a qualified real estate investment trust under applicable tax laws and regulations.

Set forth below are the quarterly high and low share reported sales prices for the past two years and the distributions per share declared each quarter.
                                                                   DISTRIBUTIONS
QUARTER ENDED                  HIGH                  LOW              DECLARED
-------------                  ----                  ---        -     --------
  December 31, 1999           $  7 7 /16         $  6 3/8               $ .12
  September 30, 1999               7                5 7/8                 .12
  June 30, 1999                    7 3/8            5 7/8                 .12
  March 31, 1999                   7 1/2            5 1/4                 .12

  December 31, 1998             $  7            $   5 3/8               $ .12
  September 30, 1998               8 1/8            6 1/2                 .12
  June 30, 1998                    7 1/2            6 5/16                .12
  March 31, 1998                   7                6 5/16                .12

RETURN OF CAPITAL
Because depreciation is a non-cash expense, cash flow was typically greater than earnings from operations and net income. Therefore, quarterly distributions were generally higher than quarterly earnings, which caused a portion of the distributions to be considered a return of capital. The portion of distributions that represented a return of capital for financial statement purposes on a consolidated basis, for the years ended December 31, 1999, and 1998, was $2,480,000 and $535,000, respectively.

On January 25, 2000, the shareholders approved the authorization to the Board of Directors for the liquidation, winding up and dissolution of the Company. Thereafter, all distributions are considered return of capital distributions for federal and state income tax purposes. All shareholders should consult their tax advisors to determine their respective gain or loss.

REIT QUALIFICATION MATTERS
The Company is a REIT and elected REIT status commencing with the 1989 tax year pursuant to the provisions of the Internal Revenue Code (the "Code") and applicable state income tax law. Under those provisions, the Company will not be subject to income tax on that portion of its taxable income which is distributed annually to stockholders if at least 95% of its taxable income (which excludes capital gains) is distributed and if certain other conditions are met. Prior to 2000, the Company made quarterly cash distributions to the stockholders aggregating on an annual basis at least 95% of its taxable income. In 2000, the Company expects that the initial liquidating distribution of $7.11 per share will meets its annual distribution requirement and therefore no quarterly distributions are anticipated. On January 25, 2000, the shareholders approved a Dissolution Plan that authorizes the Board to discontinue the Company's status as a REIT at any time if the Board deems it to be in the best interest of the shareholders.

Among other requirements, the Company must, in order to continue its status as a REIT under the Code, not have more than 50% in value of its outstanding shares owned by five or fewer individuals during the last half of a taxable year (the "5/50 Provision"). In order to meet these requirements, the Company has the power to redeem a sufficient number of shares in order to maintain or to bring the ownership of the shares into conformity with these requirements, and to prohibit the transfer of shares to persons whose acquisition would result in a violation of these requirements. The price to be paid in the event of the redemption of shares will be determined in good faith by the Board of Directors of the Company.

In order to assure compliance with the 5/50 Provision, described above, the Company's Bylaws permit the Directors of the Company to impose a lower percentage limit on the remaining stockholders, in the event certain stockholders (including Franklin and its affiliates) acquire in excess of 9.9% of the outstanding shares of Common Stock during the offering period. The Directors of the Company have exercised this authority under the Bylaws to lower the percentage limitation such that stockholders may not acquire additional shares if such shareholder then holds, or would then hold, in excess of 7% of the total outstanding voting shares of the Company. Any shares acquired in excess of the foregoing limitation will be deemed to be held in trust for the Company, and will not be entitled to receive distributions or to vote. Subject to certain conditions, the Directors have waived the percentage limitation with respect to shares currently held by Franklin Resources and the former Limited Partner, FFRE Acquisitions, LLC.

The directors of the Company may impose, or seek judicial or other imposition of additional restrictions if deemed necessary or advisable, including but not limited to further reductions in the foregoing percentage limitation with or without notice, or redemption of shares, in order to protect the Company's status as a qualified REIT.



   (In thousands except per share amounts)                       1999          1998          1997          1996          1995
   Total revenues                                             $16,654       $17,937       $17,726       $14,568       $14,111
   Net income                                                    $662        $5,055        $4,168        $3,807        $4,462
   Per Series A common share1:
      Net income                                                $0.05         $0.41         $0.34         $0.28         $0.32
      Distributions declared                                    $0.48         $0.48         $0.45         $0.44         $0.44
   Weighted average number of shares of
-----------------------------------------------------------    12,250        12,250        12,250        13,830        14,145
      Series A common stock outstanding

   Balance Sheet Data:
     Total assets                                            $131,046      $133,892      $150,097      $131,298      $116,457
     Debt                                                     $26,312       $26,762       $42,487       $22,745        $7,145
     Stockholders' equity                                     $89,268       $94,501       $95,316       $96,653      $106,986

   Other Data:
     Funds from operations1                                    $6,590        $7,699        $8,171        $7,235        $7,795
     Cash flow from
       Operating activities                                    $7,452        $8,591        $9,187        $7,831        $8,359

       Investing activities                                   $12,594       $11,144     $(17,734)        $4,140           $31
       Financing activities                                  $(6,986)     $(22,300)        $9,810     $(15,599)      $(6,404)

   Total rentable square footage of properties at end of
   period                                                     950,003       948,925     1,152,516       963,624       751,944
   Number of properties at end of period                            7             7            11             8             7



1 See discussion of funds from operations in Item 7 of this report -Management Discussion and Analysis of Financial Condition and Results of Operations.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The Company announced that on February 10, 2000 it closed the sale of all of its real estate assets and does not anticipate acquiring any more property in the future. The Company is currently winding down its operations.

The Advisor managed the Company's day-to-day real estate operations under the terms of an advisory agreement that was renewable annually. The Company does not have any employees. CPMC, an affiliate of the Advisor, provided property management, including leasing, re-leasing and management-related services, for the Company's seven operating rental properties. Both CPMC and the Advisor are wholly owned subsidiaries of Franklin Resources, Inc. whose primary business is the Franklin Templeton funds. The CPMC property management agreement has been terminated as a result of the closing of the Asset Sale. The advisory agreement as been modified to reflect the plan of liquidation adopted by the Company, and modified terms are described below in
Item 13 "Certain Relationships and Related Transactions."

The following discussion is based primarily on the consolidated financial statements of the Company for the years ended December 31, 1999, 1998 and 1997. This discussion should be read in conjunction with the accompanying consolidated financial statements and notes.

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

GENERAL BACKGROUND
During 1999, the Company's rental revenue was generated by investments in seven properties. The seven properties consisted of four industrial R&D properties comprising 546,000 rentable square feet of space and three office properties comprising 403,000 rentable square feet of space. The Company's properties were located in the greater San Francisco and Los Angeles areas from which the Company derived 67% and 33% of its 1999 rental revenue, respectively.

1999 SUMMARY
The Company's property operations were relatively stable in relation to the prior year, although average occupancy rates decreased from 95% in 1998 to 92% in 1999. This decrease was mainly due to the 5 months vacancy in the Tanon building following the previous tenant's declaration of bankruptcy.

Subsequent to year end, on January 25, 2000, the company's shareholders approved proposals to sell all of the Company's real estate assets and to grant authorization to the Company's Board of Directors for the subsequent liquidation, winding up and dissolution of the Company. The Company closed the sale of its remaining properties on February 10, 2000.

RESULTS OF OPERATIONS

COMPARISON OF YEAR ENDED DECEMBER 31, 1999 TO YEAR ENDED DECEMBER 31, 1998 Total revenue decreased 7% in 1999 compared to 1998. The decrease was primarily due to the sale of property in 1998 and a decline in occupancy at the Data General and Tanon properties during 1999. The decline in rental income related to the Data General and Tanon properties on an aggregate basis for the year ended December 31, 1999 was approximately $700,000. Partially offsetting these factors were greater rental income from the Company's other properties and increased interest income following higher average investment levels in 1999.

Total expenses for the year ended December 31, 1999 decreased $394,000, or 3%, compared to 1998. The decrease was primarily due to reduced expenses following the sale of property in 1998. This decrease was partially offset by increased general and administrative expenses as referred to below.

General and administrative expenses for the year ended December 31, 1999 increased $710,000, or 66%, when compared to the same period in 1998. The increase was primarily due to legal fees and expenses incurred with respect to the Company's evaluation of its strategic alternatives.

Interest expense decreased $597,000, or 20%, over the prior year as a result of the 23% reduction in average debt outstanding in 1999. The weighted average interest rate on borrowings decreased slightly from 8.1% in 1998 to 8.0% in 1999.

There were no changes made to the agreements between the Company and related parties during the year. Related party fees declined slightly from 1998 levels.

The minority interest in FSRT L.P. net income increased $69,000 or 10%, in 1999 compared to the prior year due to an increase in the distribution rate to the limited partners.

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

Total expenses rose $611,000 (5%) in 1997 primarily due to the acquisition of the Hathaway and Tanon Buildings and increased general and administrative expenses associated with the Company's evaluation of its strategic alternatives.

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

The increase in net income for 1998 over 1997 was primarily due to the gains recorded on the sale of real estate and the changes in revenues and expenses described above.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents increased to $14,316,000 at December 31, 1999 as compared to $1,256,000 at December 31, 1998. The increase in cash was principally caused by the $7,700,000 collection of a note receivable and a net sale of mortgage-backed securities of $7,286,000. Operations generated $7,452,000, a decrease of $1,139,000 from the previous year as a result of lower net income, as described above. The sale of assets and other investing activities produced $12,594,000 in 1999, compared to $11,144,000 in 1998.

The Company also had access to a revolving line of credit through June 30, 1999 of $25 million, which was unused at that date. On July 1, 1999 the Company chose not to renew the line of credit agreement.

The Company's had mortgage indebtedness of $26.3 million at December 31, 1999. This indebtedness was assumed by the buyer or paid off in the Asset
Sale that closed February 10, 2000.   See Note 2 to the Financial Statements.

The Company has invested substantially all of its remaining cash reserves in A-rated short term commercial paper and plans to continue to do so throughout 2000.

POTENTIAL FACTORS AFFECTING FUTURE OPERATING RESULTS

YEAR 2000 READINESS DISCLOSURE

As of the date of this filing, all of the Company's mission-critical systems and important non-mission critical systems have successfully transitioned to the Year 2000 and are operating in production. Management continued to monitor system compliance through February 29, 2000, which is a non-standard leap year that potentially could have caused Year 2000-related problems. The Company did not experience any material system problems in connection with the leap year date.

The costs of the Company's efforts to identify and correct any potential Year 2000 problems have not been material and are not expected to have a material effect in the future on the Company's results of operations, financial position or cash flow.

LITIGATION

The Company is currently involved in shareholder litigation is described in
Item 3 - "Legal Proceedings." The Company and the defendants have agreed in principal with the representative plaintiffs and their counsel in both cases to settle them on a class-wide basis. The successful conclusion of each of these settlement efforts would require the court certify a class for settlement purposes and approve the mailing of notice to the class; that the court determine that the settlement is fair, reasonable and adequate after a hearing at which class members may appear and be heard; and that certain other conditions are met, a process that is expected to take many months to complete. If consummated according to the agreements, future legal expenses and the costs of settlement of the Hodge Lawsuit and the Vigneau Lawsuit will be funded by insurance coverage, contributions from certain other defendants, and contributions from the Company. No assurance can be given as to the outcome of the settlement efforts. If the settlement efforts are not successful, the Company will continue to pursue its vigorous defense of the litigation. Based on management's assessment of potential liability with respect to the shareholder litigation, the Company has recorded a reserve related to the shareholder litigation of $2,100,000 in the year ended December 31, 1999.

REPRESENTATIONS AND WARRANTIES RELATED TO THE ASSET SALE

As required by the Purchase Agreement, the Company has placed $2,630,000 of the sale proceeds in an escrow account to secure certain limited representations and warranties made by the Company to Value Enhancement with
respect to the Asset Sale.   Provided that Value Enhancement does not make a
claim against the Company that is covered by the escrowed funds, the funds will be released to the Company from escrow, including interest income earned, on November 10, 2000. To date, Value Enhancement has not made a claim against the Company. See Item 1 - "Business - Other Matters" for further discussion.

LIQUIDATION OF THE COMPANY

The Company has sold all of its remaining properties and is now in its liquidation phase. The Company has invested substantially all of its remaining cash reserves in A-rated short-term commercial paper and therefore it will earn interest on those investments while the Company holds them. During this phase the Company will continue to incur general and administrative expenses for legal, accounting, and other professional fees, directors and officers insurance coverage, advisory and directors fees, and other costs of operating the Company and winding up its affairs

FUNDS FROM OPERATIONS ("FFO")
The Company considers FFO to be a useful measure of the operating performance of an equity REIT because, together with net income and cash flows, FFO provides investors with an additional basis to evaluate the ability of a REIT to support general operating expense and interest expense before the impact of certain activities, such as gains and losses from property sales and changes in the accounts receivable and accounts payable. However, it does not measure whether income is sufficient to fund all of the Company's cash needs including principal amortization, capital improvements and distributions to stockholders. FFO should not be considered an alternative to net income or any other generally accepted accounting principles ("GAAP") measurement of performance, as an indicator of the Company's overall performance or as an alternative to cash flows from operating, investing or financing activities as a measure of liquidity. As defined by the National Association of Real Estate Investment Trusts ("NAREIT"), FFO is net income (computed in accordance with GAAP), excluding gains or losses from debt restructuring and sales of property, plus depreciation and amortization, and after adjustment for unconsolidated joint ventures. The Company reports FFO in accordance with the revised NAREIT definition. The measure of FFO as reported by the Company may not be comparable to similarly titled measures of other companies that follow different definitions.

                        FUNDS FROM OPERATIONS
                        (dollars in thousands)

                                              Year ended
                                              December 31,
                                       1999     1998      1997

        Net income                     $662   $5,055    $4,168
        Reserve for litigation        2,100        -         -
        Depreciation and              3,828    3,979     4,003
        amortization
        Gain on sale                       -  (1,335)        -

        Funds from Operations        $6,590   $7,699    $8,171
        ---------------------------

===============================================================================
The primary cause of the decline in FFO in 1999 compared to 1998 was the
decline in revenues as described above under "Results of Operations."   The
decline in 1998 compared to 1997 was due to an increase in general and administrative expenses as discussed above under "Results of Operations".


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

                                                                      PAGE

Report of Independent Accountants                                      19

Consolidated Balance Sheets as of December 31, 1999 and 1998           20

Consolidated Statements of Income for the years ended December 31, 20 1999, 1998 and 1997

Consolidated Statements of Stockholders' Equity for the years ended 22 December 31, 1999, 1998 and 1997

Consolidated Statements of Cash Flows for the years ended December 23 31, 1999, 1998 and 1997

Notes to Consolidated Financial Statements                             24

Schedule III - Real Estate and Accumulated Depreciation                32



All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors and Stockholders
Franklin Select Realty Trust


In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Franklin Select Realty Trust (the "Company") at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As described in Note 2, on January 25, 2000 the Company's stockholders approved and authorized the sale of the Company's real estate assets and subsequent liquidation, winding up, and dissolution of the Company.

PricewaterhouseCoopers LLP


San Francisco, California
January 25, 2000, except for Notes 1, 2 and 5, as to which the date is February 10, 2000






C O N S O L I D A T E D  B A L A N C E  S H E E T S
FRANKLIN SELECT REALTY TRUST
In thousands except per share amounts
-------------------------------------------------------------------
-------------------------------------------------------------------
As of December 31, 1999 and 1998                     1999     1998
-------------------------------------------------------------------
ASSETS

Real estate
  Rental property:
  Land                                                 $-  $34,054
  Buildings and improvements                            -  100,241
                                                 ------------------
                                                        -  134,295
  Less: accumulated depreciation                        -   21,341
                                                 ------------------
                                                        -  112,954
  Property held-for-sale, net of accumulated      110,520        -
  depreciation of $24,709
                                                 ------------------
  Real estate, net                                110,520  112,954

Cash and cash equivalents                          14,316    1,256
Mortgage-backed securities, available for sale        286    7,700
Note receivable                                         -    7,700
Deferred rent receivable                            1,692    1,543
Deferred costs and other assets                     4,232    2,739
                                                 ==================
          Total assets                           $131,046 $133,892
                                                 ==================

-------------------------------------------------------------------
 LIABILITIES AND STOCKHOLDERS' EQUITY

 LIABILITIES:
 Debt                                             $26,312  $26,762
 Tenant deposits, accounts payable and accrued      2,477    1,807
 expenses
 Reserve for litigation                             2,100        -
 Distributions payable                              1,793    1,641
                                                 ------------------
           Total liabilities                       32,682   30,210

 Minority interest                                  9,096    9,181
                                                 ------------------

 Commitments and contingencies (Notes 6 and 10)         -        -

 Stockholders' equity:
   Common stock, Series A, without par value;
 stated value $10 per
     share; 50,000 shares authorized; 12,250      103,161  103,161
 shares issued and outstanding

   Common stock, Series B, without par value;
 stated value $10 per                               6,294    6,294
     share; 1,000 shares authorized; 746 shares issued and outstanding

  Accumulated other comprehensive income (loss)      (33)     (18)

   Accumulated distributions in excess of net    (20,154) (14,936)
 income
                                                 ------------------
           Total stockholders' equity              89,268   94,501
                                                 ==================
           Total liabilities and stockholders'   $131,046 $133,892
           equity                                ==================

  The accompanying notes are an integral part of these consolidated financial statements.

C ON S O L I D A T E D  S T A T E M E N T S  O F  I N C O M E


FRANKLIN SELECT REALTY TRUST
In thousands, except per share
amounts
-----------------------------------------------------------
For the years ended December        1999     1998     1997
31, 1999, 1998 and 1997
-----------------------------------------------------------

REVENUES:
  Rent                           $15,735  $17,635  $17,522
  Interest, dividends, and other     919      302      204
                                 --------------------------
    Total revenue                 16,654   17,937   17,726
                                 --------------------------

EXPENSES:
  Property operating               3,645    4,081    4,036
  Interest                         2,333    2,930    2,773
  Related party                    1,429    1,459    1,454
  General and administrative       1,786    1,076      648
  Loss on sale of                    110        -        -
mortgage-backed securities
  Depreciation and amortization    3,828    3,979    4,003
                                 --------------------------
    Total expenses                13,131   13,525   12,914
                                 --------------------------

Income before reserve for
litigation, gains on sales of      3,523    4,412    4,812
property and minority interest

Reserve for litigation           (2,100)        -        -
Gains on sales of properties           -    1,335        -
                                 --------------------------
Income before minority interest    1,423    5,747    4,812
Minority interest                  (761)    (692)    (644)
                                 --------------------------

NET INCOME                          $662   $5,055   $4,168
                                 ==========================


Net income per share, based on
the weighted
  average shares outstanding of
Series A
  common stock of 12,250 for       $0.05    $0.41    $0.34
the years ended
  December 31, 1999, 1998 and
1997, respectively              ==========================

Distributions per share, based
on the weighted
  average shares outstanding of
Series A
  common stock of 12,250 for       $0.48    $0.48    $0.45
the years ended
  December  31, 1999, 1998 and
1997, respectively              ==========================

-----------------------------------------------------------

  The accompanying notes are an integral part of these consolidated financial statements.


C O N S O L I D A T E D  S T A T E M E N T S
O F  S T O C K H O L D E R S'  E Q U I T Y
FRANKLIN SELECT REALTY TRUST
In thousands
As of and for  the years ended December 31, 1999, 1998, and 1997




                                                      COMMON STOCK
                                                                                        Accumulated
                              Series A            Series B         Accumulated other     distributions     Total         Total
                              Shares    Amount    Shares    Amount comprehensive income   in excess of   Stockholders  Comprehensive
                                                  Amount                (loss)           net income        equity        income
---------------------------------------- ----------------- ---------- ---------- ----------------- ----------------- ---------------
Balance,
  January 1, 1997                12,250  $103,161     746     $6,294      $(36)         $(12,766)           $96,653
Comprehensive income:
   Net income                                                                               4,168             4,168        4,168
   Unrealized gain on
     mortgage-backed
     securities                                                               8                                   8            8
                                                                                                                     ------------
Total comprehensive income                                                                                              4,176
Cash distributions on
  common stock                                                                            (5,513)           (5,513)
---------------------------------------- ----------------- ---------- ---------- ----------------- ----------------- ------------
Balance,
  December 31, 1997              12,250  103,161      746      6,294       (28)          (14,111)            95,316
Comprehensive income:
Net income                                                                                  5,055             5,055        5,055
Unrealized gain on
  mortgage-backed
  securities                                                                 10                                  10           10
                                                                                                                     ------------
Total comprehensive income
                                                                                                                           5,065
Cash distributions on
  common stock                                                                            (5,880)           (5,880)
---------------------------------------- ----------------- ---------- ---------- ----------------- ----------------- ------------
Balance,
  December 31, 1998              12,250  103,161      746      6,294       (18)          (14,936)            94,501
Comprehensive income:
Net income                                                                                    662               662          662
Unrealized loss on
  mortgage-backed
  securities                                                               (15)                                (15)         (15)
                                                                                                                     ------------
Total comprehensive     income
                                                                                                                            647
Cash distributions on
  common stock                                                                            (5,880)           (5,880)
======================================== ================= ========== ========== ================= ================= ============
Balance,
  December 31, 1999              12,250  $103,161     746     $6,294      $(33)         $(20,154)           $89,268
======================================== ================= ========== ========== ================= ================= ============

  The accompanying notes are an integral part of these consolidated financial statements.


  C O N S O L I D A T E D  S T A T E M E N T S  O F  C A S H  F L O W S


FRANKLIN SELECT REALTY TRUST
In thousands
------------------------------------------------------------------
For the years ended December 31,             1999    1998    1997
1999,1998 and 1997
------------------------------------------------------------------

NET INCOME                                   $662  $5,055  $4,168
                                           -----------------------
Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization            3,938   4,163   4,171
   Gain on sales of properties                  - (1,335)      -
   Loss on sale of mortgage-backed            110       -       -
securities
   Reserve for litigation                   2,100       -       -
   Minority interest                          761     692     644
   (Increase) decrease in deferred rent     (149)    (29)      53
receivable
   (Increase) in deferred costs and other   (514)   (293)   (135)
assets
   Increase in tenant deposits, accounts
payable                                       585     283     312
     and accrued expenses
   (Increase) decrease in advance rents      (41)      55    (26)
                                           -----------------------
                                            6,790   3,536   5,019
                                           -----------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES   7,452   8,591   9,187
                                           -----------------------

   Disposition (acquisition) of rental          -  20,499 (16,383)
property
   Improvements to rental property          (934) (1,778)   (784)
   Collection of notes receivable           7,700       -       -
   Leasing commissions paid                (1,458)  (388)   (652)
   Disposition (acquisition) of             7,286 (7,189)      85
mortgage-back securities
                                           -----------------------
NET CASH PROVIDED BY (USED IN) INVESTING   12,594  11,144 (17,734)
ACTIVITIES
                                           -----------------------

   Borrowings under notes payable               -       -  23,938
   Repayment of notes payable               (450) (15,725)(7,791)
   Payment of loan costs                     (47)       -   (288)
   Distributions paid to stockholders and  (6,489)(6,575) (6,049)
minority interest
                                           -----------------------
NET CASH (USED IN) PROVIDED BY FINANCING   (6,986)(22,300)  9,810
ACTIVITIES
                                           -----------------------

NET INCREASE (DECREASE) IN CASH AND CASH   13,060 (2,565)   1,263
EQUIVALENTS
CASH AND CASH EQUIVALENTS, BEGINNING OF     1,256   3,821   2,558
YEAR
                                           =======================
CASH AND CASH EQUIVALENTS, END OF YEAR     $14,316 $1,256  $3,821
                                           =======================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
Cash paid during the year for interest     $2,204  $2,742  $2,618

------------------------------------------------------------------

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

At December 31, 1999, the Company's real estate portfolio consisted of ownership interests in seven properties: four industrial research and development properties, and three suburban office properties.

BASIS OF PRESENTATION
The accompanying consolidated financial statements of the Company include all accounts of the Company and its majority owned partnership, FSRT L.P. ("FSRT"). The Company is the sole General Partner of FSRT. All significant intercompany amounts and transactions have been eliminated.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

As described in Note 2 to these financial statements, management has successfully negotiated a contract for the sale of the Company's remaining properties. The Company's shareholders ratified the sale and subsequent liquidation of the Company on January 25, 2000, and the sale closed on February 10, 2000. Management now expects that the Company will be liquidated upon resolution of the outstanding litigation described in Note 10 and certain other issues. These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company will adopt liquidation basis accounting effective January 25, 2000. Management does not expect any material losses to be incurred in the event of the liquidation of the Company. However, there can be no assurance that the eventual liquidation of the Company will not result in a loss.

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

Pursuant to the Company's investment objectives, property purchased was generally held for extended periods. During the holding period, management periodically, but at least annually, evaluated whether rental property had suffered an impairment in value. Management's analyses include consideration of estimated undiscounted future cash flows during the expected holding period in comparison with carrying values, prevailing market conditions and other economic matters. If the current carrying value of an individual property exceeded estimated future undiscounted cash flows, the Company reduced the carrying value of the asset to fair value; however no such adjustments were required and the properties were sold on February 10, 2000 at a gain.

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

INCOME TAXES
The Company is a real estate investment trust ("REIT"), having elected to qualify as a REIT under the applicable provisions of the Internal Revenue Code since 1989. Under the Internal Revenue Code and applicable state income tax law, a qualified REIT is not subject to income tax if at least 95% of its taxable income is currently distributed to its stockholders and other REIT tests are met. At December 31, 1999, the Company is in compliance with these tests. Accordingly, no provision is made for income taxes in these financial statements.

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

SEGMENT INFORMATION
The Company has adopted Statement of Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information", ("FAS 131"), which establishes requirements for reporting segment information.
The Company has determined that it has one reportable segment under FAS
131.

NOTE 2 - REAL ESTATE SALES AND LIQUIDATION OF THE COMPANY

At a special meeting of shareholders held on January 25, 2000, shareholders approved proposals to sell all of the Company's real estate assets to Value Enhancement Fund III, LLC, ("the Asset Sale"), and to grant authorization to the Company's Board of Directors for the subsequent liquidation, winding up and dissolution of the Company.

The sale was approved by shareholders on January 25, 2000. The sale of the properties closed on February 10, 2000.

The sale includes all real estate directly owned by the Company together with the interests of the Company in FSRT. The aggregate base purchase price is $131,500,000, reduced by approximately $26,312,000 for existing debt to be assumed by the buyer or paid off. The net purchase price was payable in cash.

The limited partners of FSRT were granted rights (the "Conversion Rights") to convert their limited partner interests into shares of the Company's Series A Common Stock or, at the Company's option, the value of Series A shares in
cash.   On February 10, 2000 the limited partners converted their limited partner interests into 1,625,000 shares of Series A common stock.

The CPMC property management agreement has been terminated as a result of the closing of the Asset Sale. Commencing January 1, 2000, the Company amended the Advisory Agreement to replace the asset management fee with a stated fee of $50,000 for the quarter ended March 31, 2000 and $35,000 per quarter thereafter. The fees are payable on the first day of each quarter


NOTE 3 - MORTGAGE-BACKED SECURITIES, AVAILABLE FOR SALE

Mortgage-backed securities, available for sale at December 31, 1999, and 1998, were as follows:

(IN THOUSANDS)                                      1999      1998
                                                  --------------------

Amortized cost                                      $319    $7,718
Unrealized loss                                      (33)      (18)
                                                  ====================
Fair value                                          $286    $7,700
                                                  ====================

Mortgage-backed securities, available for sale at December 31, 1999, had a
coupon rate of 6.61% and a maturity date of  2017.   At purchase, the
securities yielded 6.4% and 5.6%, respectively.

NOTE 4 - DEBT

At December 31, 1999 and 1998 debt was comprised of the following:

(IN THOUSANDS)                                     1999       1998
                                              ---------------------
FAIRWAY CENTER
Bonds payable, net of a prepaid reserve of
$207,000, are
collateralized by a lien, and include serial
bonds maturing
through October 1, 2016, at interest rates
ranging from                                     $2,378     $2,418
4.00% to 6.50%, and term bonds maturing
October 1, 2026,
at an interest rate of 6.625%. The payments on the bonds are calculated in an amount sufficient to fully amortize the indebtedness.

HATHAWAY BUSINESS PARK
Note payable, collateralized by a deed of
trust, bears interest at a fixed rate of
7.75%.  The combined interest and principal       3,382      3,484
payment of $30,786 is payable monthly until maturity in 2003.

TANON BUILDING
Note payable, collateralized by a deed of
trust, bears interest at a fixed rate of
8.47%.   The combined interest and principal      4,998      5,070
payment of $41,445 is payable monthly until maturity in 2004.

LAM RESEARCH BUILDINGS
Notes payable, collateralized by deeds of
trust, bears interest at a fixed rate of
8.44%.  The combined principal and interest      15,554     15,790
payment of $129,969 is payable monthly until maturity in 2006.

                                              =====================
      TOTAL DEBT                                $26,312    $26,762
                                              =====================

Each of the Company's debt facilities outstanding at December 31, 1999 has associated prepayment penalties. Loans secured on the Hathaway, Tanon and LAM properties carry yield maintenance prepayment penalties and the bonds secured by the Fairway center can be prepaid commencing October 2001 with a 1% penalty.

The Company also had access to a revolving line of credit at June 30, 1999 of $25 million, which was unused at that date. On July 1, 1999 the Company chose not to renew the line of credit agreement.


Aggregate principal payments required in future years related to notes and bonds payable are as follows:

                      (IN
                      THOUSANDS)

                      2000                 $485
                      2001                  527
                      2002                3,591
                      2003                  479
                      2004                5,057
                      Thereafter         16,173
                                    ============
                                        $26,312
                                    ============

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

The Series B common stock held by the Advisor may be exchanged for Series A common stock when the Series A common stock achieves certain trading prices for 20 consecutive trading days. The Series B shares become eligible for exchange for a total of 622,395 Series A shares when the trading price of the Series A shares is between $8.42 and $11.33. The market price of the Series A shares did not meet these conditions and thus the Series B shares were not convertible. The rates of exchange and trading prices will be subject to change under certain circumstances as provided in the Exchange Rights Agreement.

In October 1997, 1,625,000 limited partnership units (the "FSRT Units") became eligible for exchange into a like number of Series A common shares in the Company in accordance with the exchange agreement of FSRT. No units were exchanged for common stock. The Company filed a related shelf registration on Form S-3 that became effective on December 10, 1997. The FSRT Units were entitled to receive quarterly distributions of $0.1331 per unit, subject to periodic annual increases, as specified in the partnership agreement. Residual cash flow after distributions to the FSRT Units is distributable to the Company. On February 10, 2000 the limited partner converted its limited partnership interests into 1,625,000 shares of Series A common stock.

The convertible partnership units are deemed anti-dilutive; consequently there is no difference between basic and diluted earnings per share. In addition, because the Series B shares are not currently convertible, they are not included in the earnings per share calculation.

NOTE 6 - RENTAL INCOME

The Company's rental income from commercial properties is received principally from tenants under non-cancelable operating leases. The tenant leases typically provide for guaranteed minimum rent plus contingent rents. Minimum future rentals on non-cancelable tenant operating leases at December 31, 1999 are as follows:
(IN
THOUSANDS)

2000            $15,599
2001             14,324
2002             12,187
2003              8,602
2004              7,428
Thereafter       46,437
              ----------
               $104,577
              ==========

Minimum future rentals do not include reimbursements of property operating expenses which were $1,408,000, $2,125,000 and $2,141,000, for the years ended December 31, 1999, 1998 and 1997, respectively.

During the years ended December 31, 1999, 1998 and 1997, tenants whose base rental revenues comprised more than 10% of base rental revenues were LAM Research Corporation and Continental Casualty Company, who together represented 27%, 28% and 31% of those revenues, respectively.


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

The agreements between the Company and the Advisor, or affiliates of the Advisor, provide for certain types of compensation and payments including, but not limited to, the following for the years ended December 31, 1999, 1998 and 1997:


In thousands                              1999      1998      1997
                                     ------------------------------

Related Party expense:
    Advisory fee                          $833      $753      $766

    Reimbursement for data
processing, accounting                      47        84        61
      and certain other expenses

    Property management fee                549       622       627
                                     ------------------------------
                                        $1,429    $1,459    $1,454

Leasing commissions, capitalized
and amortized                             $177      $217      $196
   over the term of the related
lease

Construction supervision fee,
capitalized and
   amortized over the life of the          $51       $80       $31
related investment
   or the term of the related
lease, as applicable


In connection with the additional services rendered by the Advisor related to the development and consideration of strategic alternatives and the negotiation and consummation of the Asset Sale, the Board of Directors also approved an additional advisory fee in 1999 of $160,000 payable to the Advisor.

The Company's Board of Directors (including all of its Independent Directors) have determined that the compensation paid to the Advisor and to CPMC is fair and reasonable to the Company.

At December 31, 1999 and 1998, cash and cash equivalents included $3,157,000 and $759,000, respectively, which was invested in Franklin Money Fund, a registered investment company managed by an affiliate of the Advisor. Distributions earned from Franklin Money Fund totaled $84,000, $148,000 and $135,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

The Advisor and its parent company, Franklin Resources, Inc, are co-defendants in lawsuits brought against the Company described in Note 10.

At December 31, 1999 and 1998, accrued expenses included $169,000 and $168,000, respectively, payable to the Advisor or its affiliates.

NOTE 8 - DISTRIBUTIONS

The allocation of cash distributions per share for individual stockholders' income tax purposes, as reported on Internal Revenue Service Form 1099-DIV, for the years ended December 31, 1999, 1998 and 1997 was as follows:

                   Ordinary  Return of  Capital Total
Year Paid           Income   Capital     Gain   Paid
-----------------------------------------------------

     1999            $0.23   $0.20       $0.05  $0.48
     1998            $0.35   $0.04       $0.09  $0.48
     1997            $0.40   $0.04           -  $0.44

In December 1994, the Company implemented a Dividend Reinvestment and Share Purchase Plan (the "Plan"), under which a stockholder's cash distributions may be reinvested in shares of Series A common stock of the Company, subject to the terms and conditions of the Plan. As of January 25, 2000, the Plan
was terminated.   This was done in connection with the sale of the Company's properties and the anticipated liquidation of the Company.

NOTE 9 - SUPPLEMENTARY QUARTERLY FINANCIAL DATA (UNAUDITED)

In thousands, except per share amounts.

                                   THREE MONTHS ENDED
                  ------------------------------------------------------
                     MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                         1999       1999            1999           1999
                  ------------------------------------------------------
Revenue                $4,122     $3,859          $3,916         $4,757
Net income (loss)        $767       $544          $(278)         $(371)
Net        income
(loss) per share         $.06       $.04          ($.02)         ($.03)

                                   THREE MONTHS ENDED
                  ------------------------------------------------------
                    MARCH 31, JUNE 30,     SEPTEMBER 30,   DECEMBER 31,
                         1998       1998            1998           1998
                  ------------------------------------------------------
Revenue                $4,593     $4,832          $4,339         $4,173
Net income             $1,200     $1,152          $1,082         $1,621
Net   income  per        $.10       $.09            $.09           $.13
share

                                   THREE MONTHS ENDED
                  ------------------------------------------------------
                    MARCH 31, JUNE 30,     SEPTEMBER 30,   DECEMBER 31,
                         1997       1997            1997           1997
                  ------------------------------------------------------
Revenue                $4,132     $4,502          $4,491         $4,601
Net income             $1,079     $1,095          $1,074           $920
Net   income  per        $.09       $.09            $.09           $.07
share

NOTE 10 - LITIGATION

The Company has been involved in shareholder litigation which it has previously reported: the "Hodge Lawsuit" and the "Vigneau Lawsuit. " In the Hodge Lawsuit, Herbert S. Hodge, Jr. on behalf of certain shareholders of Franklin Real Estate Income Fund (a predecessor of the Company, "FREIF"), filed a purported class action complaint on June 3, 1997 in the California Superior Court for San Mateo County against the Company, certain of its then current and former directors, Franklin Properties, Inc. (the "Advisor"), Franklin Resources, Inc. ("Franklin Resources") and Bear Stearns Co., Inc. The complaint alleges, among other things, that the defendants breached their fiduciary duties to the plaintiffs in connection with the merger of FREIF into the Company in May 1996.

In the Vigneau Lawsuit, the Company is defending the former directors of Franklin Advantage Real Estate Income Fund (a predecessor of the Company, "Advantage"), who include the current directors of the Company, against a purported class action. This action on behalf of certain shareholders of Advantage was filed on December 2, 1996 in the California Superior Court for San Mateo County. Other defendants currently include the Advisor and Franklin Resources, Inc. The complaint alleges, among other things, that the defendants breached their fiduciary duties to the plaintiffs and other minority shareholders in connection with the purchase of an interest in Advantage by Franklin Resources in August 1994 and in connection with the merger of Advantage into the Company in May 1996.

The plaintiffs in each lawsuit sought damages in an unspecified amount and certain equitable relief. The defendants in each lawsuit have denied any wrongdoing and vigorously defended the lawsuits.

The Company and the defendants have agreed in principal with the representative plaintiffs and their counsel in both cases to settle the cases on a class-wide basis. The successful conclusion of each of these settlement efforts would require that the court certify a class for settlement purposes and approve the mailing of notice to the class, that the court determine that the settlement is fair, reasonable and adequate after a hearing at which class members may appear and be heard, and that certain other conditions are met, a process that is expected to take many months to complete. If consummated according to the agreements, future legal expenses and the costs of settlement of the Hodge Lawsuit and the Vigneau Lawsuit will be funded by insurance coverage, contributions from certain other defendants, and contributions from the Company. No assurance can be given as to the outcome of the settlement efforts. If the settlement efforts are not successful, the Company will continue to pursue its vigorous defense of the litigation. Based on management's assessment of potential liability with respect to the shareholder litigation, the Company has recorded a reserve related to the shareholder litigation of $2,100,000 in the year ended December 31, 1999.

R E A L  E S T A T E  A N D  A C C U M U L A T E D  D E P R E C I A T I O N
 FRANKLIN SELECT REALTY TRUST
 As of December 31, 1999
 In thousands



                                                   COST CAPITALIZED
                                  INITIAL          SUBSEQUENT TO            GROSS AMOUNT AT WHICH
                                COST TO FUND       ACQUISITION              CARRIED AT CLOSE OF  PERIOD

                                                                                                                     Life on Which
                                                                                                                    Depreciation in
                                                                    Buildings         Accumu-                           Latest
Description                                                            And             lated    Year of               Operations
                       Encum-                   Improve-             Improve-         Deprecia- construc-   Date     Statement is
                      brances    Land Buildings  ments      Land      ments    Total    tion      tion     Acquired    Computed
------------------------------ --------------- ------- ---------- -----------------------------------------------------------------
The Shores

Redwood City, CA                $7,033 $20,499  $2,689    $7,033    $23,188    $30,221    $7,813     82, 87   09/89        35

Data General Building
Manhattan Beach, CA              5,372  16,994   3,787     5,372     21,053     26,425     7,189       82     12/89        35

Northport Buildings
Fremont, CA                      2,874   8,708     662     2,874      9,375     12,249     2,975       85     01/91        35

Fairway Center
Brea, CA                $2,378   7,430  14,273   1,508     7,430     15,829    23,259      4,089       87     01/92        35

LAM Research Buildings
Fremont, CA             15,554   7,337  19,591       -     7,337     19,591    26,928      1,773       96     10/96        35

Tanon Building
Fremont, CA              4,998   1,855   6,680     161     1,855      6,956     8,811        538       83     4/97         35

Hathaway Business Park
Fremont, CA              3,382   2,153   5,015      40     2,153      5,183     7,336        332       85     11/97        35

                      ------------------------- ------- --------- ---------- --------- ----------
    Total real estate  $26,312 $34,054 $91,760  $8,847   $34,054   $101,175  $135,229    $24,709
=============================================== ======= ========= ========== ========= ========== =================================


R E A L  E S T A T E  A N D  A C C U M U L A T E D  D E P R E C I A T I O N

NOTES:

(1)   The aggregate cost for federal income tax purposes is $123,147.

(2)   RECONCILIATION OF REAL ESTATE

                                   1999      1998         1997
                              ---------------------------------

    Balance at  beginning  of  $134,295  $162,387     $141,625
    period

    Dispositions                      -  (29,870)            -

    Additions during period:

    Acquisitions                      -         -       19,781

    Improvements          and       934     1,778          981
    carrying costs
                              ---------------------------------

    Balance at end of period   $135,229  $134,295     $162,387
                              =================================

(3)   RECONCILIATION OF ACCUMULATED DEPRECIATION

                                   1999      1998         1997
                              ---------------------------------

    Balance at  beginning  of   $21,341   $21,289      $17,583
    period

    Dispositions                      -   (3,554)            -

    Depreciation  expense for     3,368     3,606        3,706
    the period
                              ---------------------------------

    Balance at end of period    $24,709   $21,341      $21,289
                              =================================



Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.



                                   PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Directors of the Company are elected annually by the shareholders. The officers of the Company are appointed by the Board of Directors, and serve under the supervision, and, at the pleasure of the Board of Directors. There is an audit committee consisting of the Independent Directors of the Company. The Audit Committee's responsibilities generally include review of the internal controls of the Company, accounting compliance and review of the Company's financial reporting. In performing these reviews, the Audit Committee met twice during the year ended December 31, 1999. During 1999, the Company had a Special Committee of Independent Directors (the "Special Committee") consisting of all the Independent Directors of the Company. The Special Committee was formed in 1998 for the purpose of reviewing and evaluating short-term and long-term strategic alternatives available to the Company to increase shareholder value. In performing these reviews, the Special Committee met periodically during the course of the year.

The Directors and officers of the Company are:

      NAME                POSITION

David P. Goss           Chief Executive Officer, President and Director
Lloyd D. Hanford        Independent Director
Egon H. Kraus           Independent Director
Frank W. T. LaHaye      Independent Director
E. Samuel Wheeler       Independent Director
Richard S. Barone       Secretary
Mark A. TenBoer         Vice President - Finance and Chief Financial Officer

In addition, Barry C. L. Fernald and Larry D. Russel were Directors of the Company from 1996 until September 9, 1999 when they resigned from the Board. Family trusts of which Mr. Fernald and Mr. Russel were settlors and beneficiaries were also limited partners of FSRT L.P. FFRE Acquisitions, LLC, which is the assignee of the former limited partners and owns 1,625,000 shares of Series A common stock, is owned in part by family trusts or other entities of which Mr. Fernald and Mr. Russel are settlors and/or beneficiaries. These shares were issued on February 10, 2000 in exchange for the limited partnership units of FSRT L.P. held by FFRE Acquisitions, LLC.

NAME, AGE AND FIVE-YEAR BUSINESS EXPERIENCE
DIRECTOR SINCE

DAVID P. GOSS (52)                                             1989
Mr. Goss is the Chief Executive Officer, President and Director of the Company. He is also Chief Executive Officer, President and Director of Property Resources, Inc., Property Resources Equity Trust (1987 to date), and Franklin Properties Inc., the Company's Advisor (the "Advisor"). Mr. Goss has a B.A degree from the University of California, Berkeley, and a J.D. degree from the New York University School of Law.

LLOYD D. HANFORD, JR. (71)                                     1989
Mr. Hanford is an Independent Director of the Company. In 1988 he was co-founder of, and until July 1992, principal of, the Hanford/Healy Companies, a San Francisco real estate appraisal, asset management and consulting firm, practicing on a national basis. In September 1996, GMAC Commercial Mortgage acquired the assets of the Hanford/Healy Companies. Mr. Hanford is presently an independent real estate appraiser and consultant but maintains his offices at Realty Services International, Inc. (the successor by name change to Hanford/Healy Appraisal Company). Mr. Hanford graduated from the University of California, Berkeley and holds the professional designations MAI, CRE and CPM awarded respectively by the Appraisal Institute, the Counselors of Real Estate and the Institute of Real Estate Management (IREM). Mr. Hanford is a past national president of IREM and of the IREM Foundation and was the 1998 Chair of the Appraisal Foundation (Washington, D.C.). Mr. Hanford is also on the Advisory Board of the Eastern European Real Property Foundation. Mr. Hanford was also a Director of Franklin Advantage Real Estate Income Fund (1990 to May 1996).

EGON H. KRAUS (70)                                             1989
Mr. Kraus is an Independent Director of the Company. He was formerly Vice President and Director of McNeil Investors Inc. (1991-1995). He is a Certified Public Accountant, primarily involved in real estate transactions. He has a B.S. and an M.B.A. from the University of California, Berkeley, where he was elected to Phi Beta Kappa. Mr. Kraus is a member of the American Institute of Certified Public Accountants and a former member of the Financial Executives Institute and the Tax Executives Institute. He was also a Director of Franklin Real Estate Income Fund (1988 to May 1996) and Franklin Advantage Real Estate Income Fund(1990 to May 1996).

FRANK W. T. LAHAYE (70)                                        1996
Mr. LaHaye is an Independent Director of the Company. He is Chairman of Peregrine Ventures Management Company and a Director for the California Center for Land Reclamation. Mr. LaHaye is also a Director or Trustee, as the case may be, of 27 investment companies in the Franklin Templeton Group of Funds. He is formerly a Director of Quarterdeck Corporation, Fischer Imaging Corporation and Digital Transmission Systems, Inc. He was also a Director of Franklin Real Estate Income Fund (1995 to May 1996). Mr. LaHaye received a B.S. degree in Metallurgical Engineering from Stanford University in 1954.

E. SAMUEL WHEELER (56)                                         1989
Mr. Wheeler is an Independent Director of the Company. He is a Certified Public Accountant, and since 1990, has owned and managed an accounting and tax practice. He is a member of the National Association of Real Estate Investment Trusts (NAREIT)'s Government Relations, Research and Accounting Committees. He received his B.S. in Accounting and Finance from San Jose State University in 1966, and is a member of the American Institute of Certified Public Accountants and the California Society of Certified Public Accountants. Mr. Wheeler was also a Director of Franklin Advantage Real Estate Income Fund (1990 to May 1996).

The executive officers of the Company other than those listed above are:

RICHARD S. BARONE (49)
Mr. Barone has been Secretary of the Company from 1989 to date. He is also Secretary of the Advisor, Property Resources, Inc., and Property Resources Equity Trust. He is also Senior Vice President -Legal of the Advisor and Property Resources, Inc., and Senior Corporate Counsel of Franklin Resources, Inc. Mr. Barone received a B.A degree and a J.D. degree from the University of San Francisco. He is a member of the State Bar of California.

MARK A. TENBOER (43)
Mr. TenBoer has been Vice President - Finance and Chief Financial Officer of the Company from 1993 to date, and has served as Vice President - Asset Management for the Advisor and Property Resources, Inc. since 1991. From 1983 to 1991 he was Director - Portfolio Management and Controller of the Advisor and Property Resources, Inc. He received a B.S. degree in Accounting from the University of Illinois. Mr. TenBoer is a Certified Public Accountant.

Item 11.  EXECUTIVE COMPENSATION

No direct compensation has been paid by the Company to its Directors or its executive officers, or the Directors or executive officers of the Advisor, in 1999, except that each Independent Director received fees of $6,000 per year plus $500 for each regular Board meeting attended and $400 for each telephonic Board meeting attended. In addition, in 1999 each Independent Director received fees of $2,500 per quarter for his service on the Special Committee of Independent Directors, except that Mr. Wheeler received fees of $3,500 per quarter for his service as chairman of the Special Committee. Fees to all Directors for attendance at Board meetings totaled approximately $118,000 for 1999, including an aggregate of $46,958 paid to the Independent Directors for their service on the Special Committee.

The Company has no annuity, pension or retirement plans or any existing plans or arrangement under which payments were made to any Director or officer during 1999. The Company has paid certain fees and will reimburse certain expenses of the Advisor. See Item 13 - "Certain Relationships And Related Transactions."


Performance Graph

The following graph compares the yearly percentage change in the Company's cumulative total stockholder return with two indices, the Equity REIT Index prepared by the National Association of Real Estate Investment Trusts ("NAREIT"), and the S&P 500 Index. The graph assumes $100 was invested at the closing price on December 31, 1994, in the Series A common stock and the indices, and that all dividends were reinvested throughout the period.


                      Performance Measurement Comparison
                                 Total Return
                         Franklin Select Realty Trust


EDGAR REPRESENTATION OF DATA POINTS USED IN THE PRINTED GRAPHIC

                      SELECT   REIT EQUITY INDEX      S&P 500 INDEX
                      100.00         100.00              100.00
       1995           119.73         115.27              137.43
       1996           177.73         155.92              168.98
       1997           226.88         187.51              225.37
       1998           245.22         154.69              289.77
       1999           268.77         147.54              350.71


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table and notes thereto set forth information, as of March 8, 2000 (unless otherwise indicated), with respect to the beneficial ownership of shares of Common Stock (i) by persons known by the Company to own 5% or more of the outstanding Common Stock, (ii) by each director, and (iii) by the directors and executive officers of the Company as a group, based upon information furnished by such persons. The executive officers of the Company are not included individually because they receive no compensation from the Company. Except as otherwise indicated, each person included in the table exercises sole voting and dispositive power over such shares.

                                                 AMOUNT OF     % OF
NAME                         TITLE OF CLASS        SHARES      CLASS
                                               BENEFICIALLY    *
                                                   OWNED

DIRECTORS AND EXECUTIVE
OFFICERS
David P. Goss, Chief        Common Stock,            7,191
Executive Officer,          Series A                                   **
President and Director
Lloyd D. Hanford, Jr.,      Common Stock,            1,000             **
Independent Director        Series A
Egon H. Kraus,              Common Stock,           12,430             **
Independent Director        Series A
Frank W.T. LaHaye,          Common Stock,            1,000             **
Independent Director        Series A
E. Samuel Wheeler,          Common Stock,            2,000             **
Independent Director        Series A
Directors and executive     Common Stock,           26,821             **
officers as a group         Series A

FIVE PERCENT HOLDERS
Franklin Resources, Inc.    Common Stock,        1,685,400          11.5%
777 Mariners Island         Series A
Boulevard
San Mateo, CA 94404
Franklin Properties, Inc.   Common Stock,          745,584         100.0%***
1800 Gateway Drive          Series B
San Mateo, CA 94404
FFRE Acquisitions, LLC      Common Stock,        1,625,000          11.1%
3880 South Bascom Suite 210 Series A
San Jose, CA.  95124
EastGroup Properties,       Common Stock,          850,000           5.8%
Inc.****                    Series A
300 One Jackson Place
188 East Capital Street
Jackson, Mississippi 39201

FOOTNOTES

* Except with respect to the row showing the holding by Franklin Properties, Inc. of shares of Series B Common Stock, all percentages are based on 14,620,952 shares of Common Stock outstanding (Series A and Series B) as of the date set forth in the paragraph immediately preceding this table. This number includes 1,625,000 Series A shares issued to the Limited Partner, FFRE Acquisitions, LLC, on February 10, 2000 immediately before the closing of the Asset Sale pursuant to the exercise by such Limited Partner of its right to convert its limited partnership units into shares of Series A Common Stock.

**     Indicates ownership of less than 1% of the class.

***   Franklin Select has one class of Common Stock in two series, designated Series A and Series B. Pursuant to that certain Amended and Restated Series B Stock Exchange Agreement dated as of May 7, 1996 between Franklin Select and Franklin Properties, Inc., the outstanding 745,584 Series B shares were convertible into 622,395 Series A shares if the market price of Series A shares reached and remained at certain levels. The conversion ratio is subject to adjustment in certain circumstances. On March 13, 2000, the AMEX delisted the Series A shares. Consequently, the Series B shares
are not expected to convert into Series A shares.   The Series B
shares owned by Franklin Properties constitute 5.1% of the total outstanding shares of Common Stock and 100% of the outstanding Series B Shares.

****  The information concerning EastGroup Properties, Inc.
("EastGroup") has been obtained solely from filings made with the SEC by EastGroup pursuant to Sections 13(d) and 13(g) of the Exchange Act.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act and the rules of the Commission thereunder require the Company's Directors and executive officers to file reports of their ownership and changes in ownership of Common Stock with the Commission. Personnel of the Company generally prepare these reports on the basis of information obtained from each Director and executive officer. Based on such information, the Company believes that all reports required by Section 16(a) of the Exchange Act to be filed by its Directors and executive officers during the last fiscal year were filed on time.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company is managed by the Advisor under the terms of an Advisory Agreement, which was renewable annually and is subject to the overall approval of the Board of Directors, a majority of whom are independent of the Advisor. During 1999 the Company paid the Advisor, as an Advisory fee, an annualized fee of 0.5% of the book value of its real estate assets before depreciation. The fee was calculated and paid at the end of each fiscal quarter of the Company, based on the real estate assets at the end of such quarter. The Advisory fee paid to the Advisor during the year ended December 31, 1999, is stated in the table below.

The Company pays all expenses of its operations except for the following, which are borne by the Advisor: (i) employment expenses of the Company's Chairman, President, Senior Vice President, Chief Financial Officer, Secretary and of the Company's Directors who are also officers of the Advisor, (ii) office expenses of the Advisor, and (iii) overhead expenses of the Advisor not properly attributable to the performance of its duties and obligations under the Advisory Agreement.

The Advisor and its parent company, Franklin Resources, Inc, are co-defendants in lawsuits brought against the Company described in Item 3 - "Legal Proceedings" above and in the Notes to the Financial Statements.

All of the Company's properties were managed by Continental Property Management Co. ("CPMC"), an affiliate of the Advisor. The Company pays a property management fee, leasing commission and construction supervision fee to CPMC based on actual services performed. The fees paid to CPMC do not include any fees or expenses paid to on-site property managers or leasing commissions paid to third parties, both of which are borne by the Company.

The CPMC property management agreement has been terminated as a result of the closing of the Asset Sale. Commencing January 1, 2000, the Company amended the Advisory Agreement to replace the asset management fee with a stated fee of $50,000 for the quarter ended March 31, 2000 and $35,000 per quarter thereafter. The fees are payable on the first day of each quarter. In connection with the additional services rendered by the Advisor related to the development and consideration of strategic alternatives and the negotiation and consummation of the Asset Sale, the Board of Directors also approved an additional advisory fee of $160,000.

For the years ended December 31, 1999, 1998 and 1997, the Company paid or accrued the following amounts for the services and reimbursements noted above:


In thousands                              1999      1998      1997
                                     ------------------------------

Related Party expense:
    Advisory fee                          $833      $753      $766

    Reimbursement for data
processing, accounting                      47        84        61
      and certain other expenses

    Property management fee                549       622       627
                                     ------------------------------
                                        $1,429    $1,459    $1,454


In thousands                              1999      1998      1997
                                     ------------------------------

Leasing commissions, capitalized
and amortized                             $177      $217      $196
   over the term of the related
lease

Construction supervision fee,
capitalized and
   amortized over the life of the          $51       $80       $31
related investment
   or the term of the related
lease, as applicable



The Company's Board of Directors (including all of its Independent Directors) have determined that the compensation paid to the Advisor and to CPMC is fair and reasonable to the Company.

David P. Goss, Mark A. TenBoer and Richard S. Barone, who are officers of the Company, are also officers of the Advisor.

Barry C. L. Fernald and Larry D. Russel were Directors of the Company from 1996 until September 9, 1999 when they resigned from the Board. Family trusts of which Mr. Fernald and Mr. Russel were settlors and beneficiaries were also limited partners of FSRT L.P. FFRE Acquisitions, LLC, which is the assignee of the former limited partners and owns 1,625,000 shares of Series A common stock, is owned in part by family trusts or other entities of which Mr. Fernald and Mr. Russel are settlors and/or beneficiaries. These shares were issued on February 10, 2000 in exchange for the limited partnership units of FSRT L.P. held by FFRE Acquisitions, LLC.

                                    PART IV

Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)1. The financial statements of the Company included in Item 8 of this report are listed on the index on page 18.
   2. The supplemental financial statement schedule of the Company included in Item 8 of this report is found on page 32.
   3.   Exhibits:

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
        Northport Associates No. 18, a California limited liability company, dated as October 30, 1996.
  10.4 Contribution Agreement, dated as of October 30, 1996, between FSRT, (5) L.P., the Company, Northport Associates No. 18, a California limited liability company, and the members of Northport Associates No. 18.
  10.5  Exchange Rights Agreement, dated as of October 30, 1996, among the   (5)
        Company, FSRT L.P., and Northport Associates No. 18, a California limited liability company.
  10.6  Registration Rights Agreement, dated as of October 30, 1996, among   (5)
        the Company and Northport Associates No. 18, a California limited liability company.
  10.7  Secured line of credit loan agreement, dated December 10, 1996, by and
        between the Company and Bank of America.                             (6)
  10.8  Lease agreement dated July 9, 1999, by and between the Company and
        Sybron Laboratory Products Corporation                               (7)
  10.9 Purchase Agreement dated as of October 12, 1999, by and among the Company, FSRT, L.P., the limited partners of FSRT L.P., and Value
        Enhancement Fund III, LLC.                                           (8)
  10.10 Purchase of Conversion Rights Agreement dated as of October 12, 1999
        between the Company and the limited partners of FSRT, L.P.           (8)
  21.1* Subsidiaries of the Company.
  27.1* Financial data schedule
   *    Filed herewith.

    FOOTNOTES
(1) Documents were filed in the Company's Form 10-Q for the quarter ended March 31, 1999 and are incorporated herein by reference.
(2) Documents were filed in the Company's Form S-4 Registration Statement, dated November 13, 1995, (Registration No. 033-64131), and are incorporated herein by reference.
(3) Documents were filed in the Company's Form 10-K for the year ended December 31, 1998, and are incorporated herein by reference.
(4) Documents were filed in the Company's Form 10-K for the year ended December 31, 1994, and are incorporated herein by reference.
(5) Documents were filed in the Company's Form 8-K, dated October 31, 1996, and are incorporated herein by reference.
(6) Documents were filed in the Company's Form 10-K, for the year ended December 31, 1996, and are incorporated herein by reference.
(7) Documents were filed in the Company's Form 10-Q for the quarter June 30, 1999 and are incorporated herein by reference.
(8) Documents were filed in the Company's Form 8-K dated October 12, 1999, and are incorporated herein by reference.

(b)   Reports filed on Form 8-K
      During the quarter ended December 31, 1999, the Company filed reports on Form 8K as follows:

   (i) On October 25, 1999, the Company filed a report dated October 12, 1999, (date of earliest event reported). This report contained information about the sale of its remaining properties.


SIGNATURE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          FRANKLIN SELECT REALTY TRUST
                          (Company)


Date:      MARCH 28, 2000                By:         S/DAVID  P. GOSS
     ------------------------------                  --------------------------
                                                     David P. Goss
                                                     Chief Executive Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company, and in the capacities and on the dates indicated.


SIGNATURE                    TITLE                       DATE


s/David P. Goss              Chief Executive Officer,   March 28, 2000
---------------------------- and Director               ----------------
David P. Goss

s/Lloyd D. Hanford, Jr.      Director 1                 March 28, 2000
----------------------------                            ----------------
Lloyd D. Hanford, Jr.

s/Egon H. Kraus              Director 1                 March 28, 2000
----------------------------                            ----------------
Egon H. Kraus

s/Frank W. T. LaHaye         Director 1                 March 28, 2000
----------------------------                            ----------------
Frank W. T. LaHaye

s/E. Samuel Wheeler          Director 1                 March 28, 2000
----------------------------                            ----------------
E. Samuel Wheeler




1 Independent Director

                                 Exhibit 21.1

                 Subsidiaries of Franklin Select Realty Trust


SUBSIDIARY NAME   STATE      OF      NAME UNDER WHICH  SUBSIDIARY IS
                  ORGANIZATION       DOING BUSINESS

FSRT L.P.         Delaware           FSRT L.P.