Form 10-Q
period 2000-03-31
FRANKLIN SELECT REALTY TRUST
filed 2000-05-15
CIK 845613

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               MARCH 31, 2000
                              __________________________________________________

OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   TO
                              ___________________  _____________________________

Commission file number                              1-12708
                       _________________________________________________________

                          FRANKLIN SELECT REALTY TRUST
________________________________________________________________________________
            (Exact name of registrant as specified in its charter)



CALIFORNIA                                       94-3095938
________________________________________________________________________________
(State or other jurisdiction of     (I.R.S. Employer Identification No.)
incorporation or organization)



                P. O. BOX 7777, SAN MATEO, CALIFORNIA 94403-7777
________________________________________________________________________________
               (Address of principal executive offices) (Zip Code)


Registrant's telephone number, including area code   (650) 312-2000
                                                  ______________________________



                                      N/A
________________________________________________________________________________
Former name, former address and former fiscal year, if changed since last report

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X    No

Common Stock Shares Outstanding as of March 31, 2000, Series A:    13,875,368

Common Stock Shares Outstanding as of March 31, 2000, Series B:        745,584






                                        PART I - FINANCIAL INFORMATION
                                         ITEM 1. FINANCIAL STATEMENTS

                                         FRANKLIN SELECT REALTY TRUST
                               UNAUDITED BALANCE SHEET AS OF MARCH 31, 2000 AND
                              CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 1999


                                                                         MARCH 31,  December
(In thousands, except per share amounts)                                      2000   31, 1999
--------------------------------------------------------------------- ------------- ----------
                                                                      LIQUIDATION   Going
                                                                         BASIS      concern
                                                                                      basis
ASSETS

Real Estate
    Property held-for-sale, net of accumulated depreciation of $ -
and $24,709, as of March 31, 2000 and December 31, 1999, respectively        $   -   $110,520

Cash and cash equivalents                                                   17,545     14,316
Mortgage-backed securities, available-for-sale                                 277        286
Deferred rent receivable                                                         -      1,692
Other assets                                                                 3,583      4,232
                                                                      ============= ==========
          Total assets                                                     $21,405   $131,046
                                                                      ============= ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

Debt                                                                        $    -    $26,312
Reserve for litigation                                                       2,100      2,100
Distributions payable                                                          259      1,793
Other liabilities                                                            2,223      2,477
                                                                     -------------- ----------
          Total liabilities                                                  4,582     32,682
                                                                     -------------- ----------

Minority interest                                                                -      9,096
                                                                     -------------- ----------

Commitments and contingencies (Notes 1- 7)                                       -          -

Stockholders' equity:
  Common stock, Series A, without par value; stated value $10 per
   share; 50,000 shares authorized; 13,875 and 12,250 issued               121,439    103,161
   and outstanding at March 31, 2000 and December 31, 1999,
respectively

  Common stock, Series B, without par value; stated value $10 per
    share; 1,000 shares authorized; 746 issued and outstanding                   -      6,294

  Accumulated other comprehensive loss                                        (34)       (33)

  Accumulated distributions in excess of net income                      (104,582)   (20,154)
                                                                     -------------- ----------
          Total stockholders' equity                                        16,823     89,268
                                                                     ============== ==========
          Total liabilities and stockholders' equity                       $21,405   $131,046
                                                                     ============== ==========

                  The accompanying notes are an integral part of these financial statements.


                                         FRANKLIN SELECT REALTY TRUST

                                 STATEMENT OF INCOME AND COMPREHENSIVE INCOME
                                 FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND
                           CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME
                                   FOR THE THREE MONTHS ENDED MARCH 31,1999
                                                  (Unaudited)






(in thousands, except per share amounts)                                 2000      1999
----------------------------------------------------------------------------------------
                                                                   LIQUIDATION  Going
                                                                      BASIS     concern
                                                                                  basis
REVENUE:
  Rent                                                                 $1,990    $3,869
 Interest, dividends and other                                          1,388       253
                                                                   ---------------------
    Total revenue                                                       3,378     4,122
                                                                   ---------------------

EXPENSES:
  Property operating                                                      427       806
  Interest                                                                180       593
  Related party                                                           238       313
  Depreciation and amortization                                           338       925
  General and administrative                                            2,063       541
                                                                   ---------------------
    Total expenses                                                      3,246     3,178
                                                                   ---------------------

    Operating income before gain on sale of                               132       944
   property and minority interest
  Gain on sale of property                                             14,093         -
                                                                   ---------------------
  Operating income before minority interest                            14,225       944
  Minority interest                                                         -       177
                                                                   =====================
NET INCOME                                                             14,225      $767
                                                                   =====================
  Unrealized (loss) gain on
   mortgage-backed securities                                             (1)        95
                                                                   =====================
Comprehensive income                                                  $14,224      $862
                                                                   =====================

Net income per share, based on the weighted
average shares outstanding of Series A
common stock of 13,161 and 12,250 for the
three-month periods ended  March 31, 2000                               $1.08      $.06
and 1999, respectively
                                                                   =====================

Distributions per share, based on the
actual shares outstanding of Series A
common stock of 13,875 and 12,250 on the
distribution dates in the quarter ended                                $ 7.22      $.12
March 31, 2000 and March 31, 1999,
respectively
                                                                   =====================



                  The accompanying notes are an integral part of these financial statements.



                                         FRANKLIN SELECT REALTY TRUST

                                            STATEMENT OF CASH FLOWS
                                 FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND
                                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                   FOR THE THREE MONTHS ENDED MARCH 31,1999
                                                  (Unaudited)

(In thousands)                                                           2000     1999
-------------------------------------------------------------------- --------- --------
                                                                  LIQUIDATION Going
                                                                    BASIS     concern
                                                                               basis
CASH FLOWS FROM OPERATING ACTIVITIES:

NET INCOME                                                            $14,225     $767
                                                                     --------- --------
Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization                                          338      957
   Gain on sale of property                                          (14,093)        -
   Minority interest                                                        -      177
   Decrease in deferred rent receivable                                     -       10
   Decrease in other assets                                               533       41
   Increase in tenant deposits, accounts payable
      and other liabilities                                               797      483
                                                                     --------- --------
                                                                     (12,425)    1,668
                                                                     --------  --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                               1,800    2,435
                                                                     --------- --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of real estate                                  104,540        -
   Improvements to real estate                                           (83)     (76)
   Cash in escrow                                                     (2,630)        -
   Collection of notes receivable                                           -    7,700
   Net sale (purchase) of mortgage-backed securities                        8  (6,179)
   Leasing commissions paid and other                                     (3)    (124)
                                                                     -------- ---------
NET CASH PROVIDED BY  INVESTING ACTIVITIES                            101,832    1,321
                                                                     --------- --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of notes and bonds payable                                     -     (99)
   Payment of loan costs                                                    -     (31)
   Distributions paid to limited partners                               (216)     (77)
   Distributions paid to stockholders                                (100,187) (1,427)
                                                                     -------- ---------
NET CASH USED IN FINANCING ACTIVITIES                                (100,403) (1,634)
                                                                     --------- --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                               3,229    2,122
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                         14,316    1,256
                                                                     --------- --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                              $17,545   $3,378
                                                                     ========= ========


SUPPLEMENTAL NON-CASH ACTIVITY

Debt assumed by Value Enhancement in connection with the Asset Sale
 described in Note 1                                                  $26,312   $    -


  The accompanying notes are an integral part of these financial statements.



                         FRANKLIN SELECT REALTY TRUST
                         NOTES TO FINANCIAL STATEMENTS
                                MARCH 31, 2000
                                   Unaudited

NOTE 1 - DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

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

On February 10, 2000, Franklin Select Realty Trust closed the sale of all of its real estate assets (the "Asset Sale") to Value Enhancement Fund III, LLC ("Value Enhancement"), a private real estate fund formed by Lend Lease Real Estate Investments to purchase properties.

Pursuant to the plan of liquidation approved by the shareholders, the Board of Directors declared an initial liquidating distribution of $7.11 per share to shareholders of record holding Series A common stock on February 29, 2000. The initial distribution was paid on March 10, 2000. Under applicable AMEX regulations, the AMEX suspended trading in the Company's shares beginning on March 1, 2000, and de-listed the Company's shares effective March 13, 2000.

The Company will continue to wind up its affairs pursuant to the plan of liquidation. It is expected that shareholders of record holding Series A common stock will also receive a final liquidating distribution before the end of 2000, subject to final court approval of settlements of pending litigation and the release of certain amounts held in escrow to secure limited representations and warranties made by the Company to Value Enhancement in connection with the Asset Sale. See Note 4 and the Risk Factors Relating to the Asset sale and Dissolution Plan in Management's Discussion and Analysis of Financial Condition and Results of Operations below. It is not expected that the shareholders of record of the Series B common stock will receive a distribution.

The financial statements for the period ended March 31, 2000 have been prepared on a liquidation basis. No adjustment has been made to the prior period financial statements, which were prepared on a going concern basis, as was appropriate at the time that they were presented. The going concern basis contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Liquidation basis accounting requires management to estimate and record the value of all transactions anticipated up until the date of liquidation, including any adjustments relating to the recoverability and classification of assets and liabilities. The liquidation basis of accounting is only used when it is reasonably certain that a business will terminate.

These financial statements should be read in conjunction with the Company's audited financial statements as of and for the year ended December 31, 1999.

NOTE 2 - REAL ESTATE SALES

The Asset Sale to Value Enhancement closed on February 10, 2000. The Asset Sale included all real estate directly owned by the Company together with the interests of the Company in FSRT, L.P. The aggregate base purchase price for properties with a net book value of $110,317,000 was $131,500,000, reduced by $26,312,000 for existing debt, which was assumed by Value Enhancement. A gain of $14,093,000 was recorded on the Asset Sale. The net proceeds of approximately $104,540,000 were paid to the Company in cash.

NOTE 3 - OTHER ASSETS

Included in Other assets as of March 31, 2000 is $2,630,000 related to amounts deposited in escrow to secure certain limited representations and warranties made by the Company to Value Enhancement with respect to the Asset
Sale.   No claims have yet been made against these funds and although no assurance can be given, management expects the full amount to be released from escrow in November, 2000.

NOTE 4 - LITIGATION

The Company has been involved in shareholder litigation that it has previously reported: the "Hodge Lawsuit" and the "Vigneau Lawsuit. " In the Hodge Lawsuit, Herbert S. Hodge, Jr. on behalf of certain shareholders of Franklin Real Estate Income Fund (a predecessor of the Company, "FREIF"), filed a purported class action complaint on June 3, 1997 in the California Superior Court for San Mateo County against the Company, certain of its then current and former directors, Franklin Properties, Inc. (the "Advisor"), Franklin Resources, Inc. ("Franklin Resources") and Bear Stearns Co., Inc. The complaint alleges, among other things, that the defendants breached their fiduciary duties to the plaintiffs in connection with the merger of FREIF into the Company in May 1996.

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

The Company and the defendants have agreed in principle with the representative plaintiffs and their counsel in both cases to settle the cases on a class-wide basis. The successful conclusion of each of these settlement efforts would require that the court certify a class for settlement purposes and approve the mailing of notice to the class, that the court determine that the settlement is fair, reasonable and adequate after a hearing at which class members may appear and be heard, and that certain other conditions are met, a process that is expected to take many months to complete. In the Hodge Lawsuit, the court has approved the mailing of the notice and it has
been sent to the class members.   In the Vigneau Lawsuit the court has
certified the class for settlement purposes, but notice has not yet been sent to the class members. If consummated according to the agreements, future legal expenses and the costs of settlement of the Hodge Lawsuit and the Vigneau Lawsuit will be funded by insurance coverage, contributions from certain other defendants, and contributions from the Company. No assurance can be given as to the outcome of the settlement efforts. If the settlement efforts are not successful, the Company will continue to pursue its vigorous defense of the litigation. Based on management's assessment of potential liability with respect to the shareholder litigation, the Company has maintained a reserve related to the shareholder litigation of $2,100,000 which was initially recorded in the year ended December 31, 1999.

NOTE 5 - RELATED PARTY AGREEMENTS

The property management agreement with a related party has been terminated as a result of the closing of the Asset Sale. Effective January 1, 2000, the Company amended its advisory agreement with the Advisor to replace the asset management fee with a fixed quarterly fee of $50,000 for the quarter ended March 31, 2000 and $35,000 per quarter thereafter. Estimated future quarterly advisory fees through December 31, 2000 of $155,000 have been accrued as of March 31, 2000. Supplemental fees of $168,000 have also been accrued by the Company to be paid to the Advisor in connection with certain liquidation costs. Of these supplemental fees, $160,000 were accrued as of December 31, 1999.

NOTE 6 - DISTRIBUTIONS PAYABLE

Distributions payable at March 31, 2000 represented amounts accrued based on cumulative distributions declared to date on shares of the Company's Series A common stock that remain unconverted by stockholders of FREIF and Advantage with respect to the Company's merger with FRIEF and Advantage in May 1996.

NOTE 7 - LIQUIDATION ACCOUNTING ADJUSTMENTS

In accordance with the liquidation basis of accounting, certain adjustments were made to the financial statements. These adjustments represent management's estimate of the expenses that will be incurred up to the date of the expected liquidation of the Company. No assurance can be given that the final costs will be in accordance with these estimates. Included in Other assets as of March 31, 2000, is $748,000 relating to accrued interest income from the Company's Cash and cash equivalents and Mortgage-backed securities through December 2000. The following is a summary of the accruals included within Other liabilities relating to liquidation events outstanding as of March 31, 2000:

                               MARCH
                              31, 2000
Liquidation adjustments
   Insurance                  $991,000
   Legal                       650,000
   Related party               338,000
   Property related            101,000
   Accounting fees              53,000
   Other                        90,000
                             ==========
Total liquidation expense    2,223,000
adjustments                  ==========



NOTE 8 - MINORITY INTEREST IN FSRT, L.P.

In connection with the formation of FSRT, L.P., the limited partners of FSRT, L.P. were granted rights to convert their limited partner interests into
shares of the Company's Series A common stock.   On February 10, 2000, the
limited partner converted its limited partner interests into 1,625,000 shares of Series A common stock. Following this conversion, FSRT, L.P is wholly-owned by the Company.


                         FRANKLIN SELECT REALTY TRUST

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's 1999 Form 10-K.

As described in Note 2 to the financial statements, the Company sold its real estate properties on February 10, 2000, in accordance with a vote of
stockholders held on January 25, 2000.   The Company is now expected to be
liquidated by the end of fiscal 2000. As a result, the Company has adopted the liquidation basis of accounting, which requires the accrual of all expected costs and revenues to the date of the liquidation.

When used in the following discussion, the words "believes," "intends," "expects," "anticipates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected, including, but not limited to, those set forth in the section entitled "Risk Factors Relating to the Asset Sale and the Dissolution Plan," below. Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date hereof. The Company undertakes no obligation to publicly release any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE-MONTH PERIODS ENDED MARCH 31, 2000 AND 1999

The financial statements for the three-month period ended March 31, 2000 were prepared using the liquidation basis of accounting which differs from the going concern basis of accounting used to prepare the financial statements for the three-month period ended March 31, 1999. See Note 1 to the accompanying financial statements. Total revenue for the three-month period ended March 31, 2000 decreased $744,000, or 18%, compared to the same period a year ago. Rental revenue in the quarter ended March 31, 2000 was earned in the period between January 1, 2000 and February 10, 2000, the date of the Asset Sale. Investment income in the current quarter represents anticipated revenues to the date of the expected final liquidation of the Company in December 2000.

Total expenses for the three-month period ended March 31, 2000 increased $68,000, or 2%, when compared to the same period a year ago. Property operating, Interest and Depreciation costs in the quarter ended March 31, 2000 were incurred during the period from January 1, 2000 to February 10, 2000. Related party and General and administrative expenses includes the amounts that the Company is expected to incur during the liquidation phase.

General and administrative expenses for the three-month period ended March 31, 2000 increased $1,522,000, or 281%, when compared to the same period a year ago. This increase was primarily due to legal, insurance and other costs incurred with respect to the Company's anticipated liquidation, as discussed in Note 7 to the financial statements.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents increased to $17,545,000 at March 31, 2000 as compared to $14,316,000 at December 31, 1999. Substantially all of these funds were invested in mortgage-backed and U.S. Treasury securities with original maturities of 90 days or less.

During the three months ended March 31, 2000, the Company received net proceeds from the Asset Sale of $104,540,000 and paid distributions to stockholders of $100,187,000, including the initial distribution of $98,653,895 or $7.11 per share of Series A common stock outstanding. It is expected that stockholders of record holding Series A common stock will also receive a final liquidating distribution before the end of the calendar year. This final distribution is subject to final court approval of settlements of pending litigation and expiration of the limited representations and warranties described in Risk Factors Relating to the Asset Sale and the Dissolution Plan, below. It is not expected that any interim or quarterly distribution will be declared or paid before the final liquidating distribution.

RISK FACTORS RELATING TO THE ASSET SALE AND THE DISSOLUTION PLAN

LIQUIDATION OF THE COMPANY

The Company has sold all of its remaining properties and is now in its liquidation phase. Hereafter, the Company will continue to wind up its affairs pursuant to the Plan of Liquidation, as approved by shareholders on January 25, 2000. During this phase, the Company will continue to incur general and administrative expenses for legal, accounting, and other professional fees, directors and officers insurance coverage, advisory and directors fees, and other costs of operating the Company and winding up its affairs. Those revenues and expenses have been estimated and accrued in these financial statements, but there can be no assurance that the final costs will be in accordance with those estimates.

LITIGATION

The Company is currently involved in shareholder litigation as described in Note 4 to the accompanying financial statements. The Company and the defendants have agreed in principal with the representative plaintiffs and their counsel in both cases to settle them on a class-wide basis. The successful conclusion of each of these settlement efforts would require the court certify a class for settlement purposes and approve the mailing of notice to the class; that the court determine that the settlement is fair, reasonable and adequate after a hearing at which class members may appear and be heard; and that certain other conditions are met, a process that is expected to take many months to complete. In the Hodge Lawsuit, the court has approved the mailing of the notice and it has been sent to the class members. In the Vigneau Lawsuit, the court has certified the class for settlement purposes, but notice has not yet been sent to the class members. If consummated according to the agreements, future legal expenses and the costs of settlement of the Hodge Lawsuit and the Vigneau Lawsuit will be funded by insurance coverage, contributions from certain other defendants, and contributions from the Company. No assurance can be given as to the outcome of the settlement efforts. If the settlement efforts are not successful, the Company will continue to pursue its vigorous defense of the litigation. Based on management's assessment of potential liability with respect to the shareholder litigation, the Company recorded a reserve related to the shareholder litigation of $2,100,000 in the year ended December 31, 1999. If the settlement efforts are not successful in the year ending December 31, 2000, costs of litigation and possible settlement could be substantially more than has been recorded in the financial statements as of March 31, 2000.

REPRESENTATIONS AND WARRANTIES RELATED TO THE ASSET SALE

As required by the Purchase Agreement, the Company has placed $2,630,000 of the Asset Sale proceeds in an escrow account to secure certain limited representations and warranties made by the Company to Value Enhancement with
respect to the Asset Sale.   Provided that Value Enhancement does not make a
claim against the Company that is covered by the escrowed funds, the funds will be released to the Company from escrow on November 10, 2000, including interest income. To date, Value Enhancement has not made a claim against the Company. However, no assurances can be given that Value Enhancement will not make a claim during the liquidation phase.

YEAR 2000 READINESS DISCLOSURE

As of the date of this filing, all of the Company's mission-critical systems and important non-mission-critical systems have successfully transitioned to the Year 2000 and are operating in production. Management continued to monitor system compliance through February 29, 2000, which is a non-standard leap year that potentially could have caused Year 2000-related problems. The Company did not experience any material system problems in connection with the leap year date.

The costs of the Company's efforts to identify and correct any potential Year 2000 problems have not been material and are not expected to have a material effect in the future on the Company's results of operations, financial position or cash flow.



                         FRANKLIN SELECT REALTY TRUST

                          PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

The Company has been involved in shareholder litigation that it has previously reported: the "Hodge Lawsuit" and the "Vigneau Lawsuit. " In the Hodge Lawsuit, Herbert S. Hodge, Jr. on behalf of certain shareholders of Franklin Real Estate Income Fund (a predecessor of the Company, "FREIF"), filed a purported class action complaint on June 3, 1997 in the California Superior Court for San Mateo County against the Company, certain of its then current and former directors, Franklin Properties, Inc. (the "Advisor"), Franklin Resources, Inc. ("Franklin Resources") and Bear Stearns Co., Inc. The complaint alleges, among other things, that the defendants breached their fiduciary duties to the plaintiffs in connection with the merger of FREIF into the Company in May 1996.

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

The Company and the defendants have agreed in principle with the representative plaintiffs and their counsel in both cases to settle the cases on a class-wide basis. The successful conclusion of each of these settlement efforts would require that the court certify a class for settlement purposes and approve the mailing of notice to the class, that the court determine that the settlement is fair, reasonable and adequate after a hearing at which class members may appear and be heard, and that certain other conditions are met, a process that is expected to take many months to complete. In the Hodge Lawsuit, the court has approved the mailing of the notice and it has been sent to the class members. In the Vigneau Lawsuit, the court has certified the class for settlement purposes, but notice has not yet been sent to the class members. If consummated according to the agreements, future legal expenses and the costs of settlement of the Hodge Lawsuit and the Vigneau Lawsuit will be funded by insurance coverage, contributions from certain other defendants, and contributions from the Company. No assurance can be given as to the outcome of the settlement efforts. If the settlement efforts are not successful, the Company will continue to pursue its vigorous defense of the litigation. Based on management's assessment of potential liability with respect to the shareholder litigation, the Company has recorded a reserve related to the shareholder litigation of $2,100,000 in the year ended December 31, 1999.


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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


(a)     Exhibits:

    Exhibit
    NO.        LIST OF EXHIBITS                                                            FOOTNOTE
    -------    ----------------                                                            --------
     3.1   Amended and Restated Articles of Incorporation                                     (1)
     3.2   Second Amended and Restated Bylaws of Franklin Select Realty Trust                 (2)
    10.2   Property Management Agreement                                                      (3)
    10.3   Agreement of Limited Partnership of FSRT, L.P. between the Company and             (4)
           Northport Associates No. 18, a California limited liability company, dated as
           October 30, 1996.
    10.4   Contribution Agreement, dated as of October 30, 1996, between FSRT, L.P.,          (4)
           the Company, Northport Associates No. 18, a California limited liability company, and the members of Northport Associates No. 18.
    10.5   Exchange Rights Agreement, dated as of October 30, 1996, among the Company,        (6)
           FSRT L.P., and Northport Associates No. 18, a California limited liability company.
    10.6   Registration Rights Agreement, dated as of October 30, 1996, among the             (6)
           Company and Northport Associates No. 18, a California limited liability company.
    10.7   Secured line of credit loan agreement, dated December 10, 1996, by and
           between the Company and Bank of America.                                           (5)
    10.8   Lease agreement dated July 9, 1999, by and between the Company and Sybron
           Laboratory Products Corporation                                                    (6)
    10.9   Purchase Agreement dated as of October 12, 1999, by and among the Company,
           FSRT, L.P., the limited partners of FSRT L.P., and Value Enhancement Fund III,
           LLC.                                                                               (7)
    10.10  Purchase of Conversion Rights Agreement dated as of October 12, 1999 between
           the Company and the limited partners of FSRT, L.P.                                 (7)
    10.11* Amended and Restated Advisory Agreement
    27.1*  Financial data schedule
     *     Filed herewith.

     FOOTNOTES
(1)     Documents were filed in the Company's Form 10-Q for the quarter ended March 31, 1999 and are incorporated herein by reference.
(2)     Documents were filed in the Company's Form S-4 Registration Statement, dated November 13, 1995,
       (Registration No. 033-64131), and are incorporated herein by reference.
(3)     Documents were filed in the Company's Form 10-K for the year ended December 31, 1994, and are incorporated herein by reference.
(4)     Documents were filed in the Company's Form 8-K, dated October 31, 1996, and are incorporated herein by reference.
(5)     Documents were filed in the Company's Form 10-K, for the year ended December 31, 1996, and are incorporated herein by reference.
(6)     Documents were filed in the Company's Form 10-Q for the quarter June 30, 1999 and are incorporated herein by reference.
(7)     Documents were filed in the Company's Form 8-K dated October 12, 1999, and are incorporated herein by reference.
(b)     Reports filed on Form 8-K
        During the quarter ended March 31, 2000, the Company filed reports on Form 8-K as follows:
(i)     On January 13, 2000, the Company filed a report dated January 13, 2000  (date of earliest event reported).  This report contained information on the preliminary agreements in principle reached on two pending shareholder lawsuits.
(ii)    On January 28, the Company filed a report dated January 28, 2000 (date of earliest event reported).
        This report contained information relating the shareholders' approval of the Asset Sale and the plan of liquidation of the Company.
(iii)   On February 24, 2000 the Company filed a report dated February 10, 2000 (date of earliest event reported).  This report contained information confirming the sale of assets to Value Enhancement
        Fund III, LLC.


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


                               Date:   MAY 12, 2000