Form 10-Q
period 2000-06-30
FRANKLIN SELECT REALTY TRUST
filed 2000-08-14
CIK 845613

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                   JUNE 30,  2000
                               -------------------------------------------------

OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                              --------------------------------------------------

Commission file number                          1-12708
--------------------------------------------------------------------------------

                            FRANKLIN SELECT REALTY TRUST
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)



CALIFORNIA                                                           94-3095938
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization) (I.R.S. Employer
                                                             Identification No.)


            P. O. BOX 7777, SAN MATEO, CALIFORNIA       94403-7777
--------------------------------------------------------------------------------
              (Address of principal executive offices) (Zip Code)


Registrant's telephone number, including area code          (650) 312-2000
                                                   ----------------------------



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

Common Stock Shares Outstanding as of June 30, 2000, Series A:      13,875,368

Common Stock Shares Outstanding as of June 30, 2000, Series B:         745,584



                        PART I - FINANCIAL INFORMATION
                         ITEM 1. FINANCIAL STATEMENTS

                         FRANKLIN SELECT REALTY TRUST
                UNAUDITED BALANCE SHEET AS OF JUNE 30, 2000 AND
              CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 1999

                                              JUNE 30,      December
(In thousands, except per share amounts)       2000         31, 1999
---------------------------------------------------------------------
                                              LIQUIDATION     Going
                                                  BASIS      concern
                                                              basis
ASSETS

Real Estate
    Property held-for-sale, net of accumulated
depreciation of  $24,709 as of                   $ -       $110,520
December 31, 1999
Cash and cash equivalents                           14,300   14,316
Mortgage-backed securities, available-for-sale         260      286
Deferred rent receivable                                 -    1,692
Other assets                                         3,286    4,232
                                                 ===================
          Total assets                             $17,846 $131,046
                                                 ===================

LIABILITIES AND STOCKHOLDERS' EQUITY

Debt                                             $ -        $26,312
Reserve for litigation                                  50    2,100
Distributions payable                                  259    1,793
Other liabilities                                      720    2,477
                                                 -------------------
          Total liabilities                          1,029   32,682
                                                 -------------------

Minority interest                                        -    9,096
                                                 -------------------

Commitments and contingencies (Notes 5-8)                -        -

Stockholders' equity:
  Common stock, Series A, without par value;
stated value $10 per
   share; 50,000 shares authorized; 13,875 and     121,439  103,161
12,250 issued
   and outstanding at June 30, 2000 and
December 31, 1999, respectively

Common stock, Series B, without par value;
stated value $10 per share; 1,000 shares                 -    6,294
authorized; 746 issued and outstanding

  Accumulated other comprehensive loss                (40)     (33)

  Accumulated distributions in excess of net     (104,582) (20,154)
income
                                                 -------------------
          Total stockholders' equity                16,817   89,268
                                                 ===================
          Total liabilities and stockholders'    $ 17,846  $131,046
equity
                                                 ===================

  The accompanying notes are an integral part of these financial statements.



                         FRANKLIN SELECT REALTY TRUST

                 STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
             FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                FOR THE THREE AND SIX MONTHS ENDED JUNE 30,1999
                                  (Unaudited)


                                             THREE MONTHS     SIX MONTHS
                                                 ENDED           ENDED
                                           JUNE 30, June 30, JUNE 30, June 30,
(In thousands, except per share             2000     1999     2000    1999
amounts)
---------------------------------------------------------------------------
                                        LIQUIDATION Going  LIQUIDATION Going
                                            BASIS  concern  BASIS      concern
                                                    basis               basis
REVENUE:
  Rent                                       $ -   $3,611   $1,990  $7,480
  Interest, dividends and other                -      248    1,388     501
                                        -----------------------------------
    Total revenue                              -    3,859    3,378   7,981
                                        -----------------------------------

EXPENSES:
  Property operating                           -      911      427   1,717
  Interest                                     -      591      180   1,184
  Related party                                -      307      238     620
  Depreciation and amortization                -      950      338   1,875
  General and administrative                   -      361    2,063     902
                                        -----------------------------------
    Total expenses                             -    3,120    3,246   6,298
                                        -----------------------------------

  Operating income before gain on sale
    Of property and minority interest          -      739      132   1,683

  Gain on sale of property                     -        -   14,093       -
                                        -----------------------------------
  Operating income before minority             -      739   14,225   1,683
interest

  Minority interest                            -      195        -     372
                                        ===================================
NET INCOME                                   $ -     $544  $14,225  $1,311
                                        ===================================

Unrealized loss on mortgage-backed           (6)    (106)      (7)    (12)
securities
                                        ===================================
COMPREHENSIVE INCOME                       $ (6)     $438  $14,218  $1,299
                                        ===================================

Weighted average shares outstanding of
Series A common stock outstanding         13,875   12,250   13,518  12,250

Net income per share based on weighted
average shares outstanding                   $ -     $.04    $1.05    $.11
                                        ===================================

Distributions per share, based on the
actual shares outstanding of Series A
common stock of 13,664 and 12,250 on
the distribution dates in the periods        $ -     $.12    $7.22    $.24
ended June 30, 2000 and 1999,
respectively
                                        ===================================



  The accompanying notes are an integral part of these financial statements.


                               FRANKLIN SELECT REALTY TRUST

                                  STATEMENT OF CASH FLOWS
                         FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND
                            CONSOLIDATED STATEMENT OF CASH FLOWS
                           FOR THE SIX MONTHS ENDED JUNE 30,1999
                                        (Unaudited)

(In thousands)                                              2000    1999
-------------------------------------------------------------------------
                                                      LIQUIDATION Going
                                                        BASIS     concern
                                                                  basis
CASH FLOWS FROM OPERATING ACTIVITIES:

NET INCOME                                               $14,225  $1,311
                                                         ----------------
Adjustments to reconcile net income to net cash (used in)
  provided by operating activities:
   Depreciation and amortization                             338   1,937
   Gain on sale of property                              (14,093)      -
   Minority interest                                           -     372
   Increase in deferred rent receivable                        -     (3)
   Decrease in other assets                                  829     369
   Litigation settlements                                (2,050)       -
   (Decrease) increase in tenant deposits, accounts
payable                                                    (705)     149
      and other liabilities
                                                         ----------------
                                                         (15,681)  2,824
                                                         ----------------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES      (1,456)   4,135
                                                         ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of real estate                     104,540       -
   Improvements to real estate                              (83)   (343)
   Cash in escrow                                        (2,630)       -
   Collection of notes receivable                              -   7,700
   Net sale (purchase) of mortgage-backed securities          19 (5,256)
   Leasing commissions paid and other                        (3)   (427)
                                                         ----------------
NET CASH PROVIDED BY  INVESTING ACTIVITIES               101,843   1,674
                                                         ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of notes and bonds payable                        -   (201)
   Payment of loan costs                                       -    (31)
   Distributions paid to limited partners                          (371)
                                                           (216)
   Distributions paid to stockholders                    (100,187)(2,855)
                                                         ----------------
NET CASH USED IN FINANCING ACTIVITIES                    (100,403)(3,458)
                                                         ----------------

NET (DECREASE)  INCREASE IN CASH AND CASH EQUIVALENTS       (16)   2,351
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD            14,316   1,256
                                                         ----------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                 $14,300  $3,607
                                                         ================
SUPPLEMENTAL NON-CASH ACTIVITY

Debt assumed or paid off by Value Enhancement
 in connection with the Asset Sale
 described in Note 2                                     $26,312   $   -

  The accompanying notes are an integral part of these financial statements.


                         FRANKLIN SELECT REALTY TRUST
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 2000
                                   Unaudited

NOTE 1 - DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Franklin Select Realty Trust (the "Company") included herein have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all appropriate adjustments necessary to a fair presentation of the results of operations have been made for the periods shown.

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

The Company will continue to wind up its affairs pursuant to the plan of liquidation. It is expected that shareholders of record holding Series A common stock will also receive a final liquidating distribution before the end of 2000, subject to final court approval of settlements of pending litigation and the release of certain amounts held in escrow to secure limited representations and warranties made by the Company to Value Enhancement in connection with the Asset Sale. See Note 6 and the Risk Factors Relating to the Asset sale and Dissolution Plan in Management's Discussion and Analysis of Financial Condition and Results of Operations below. It is not expected that the shareholders of record of the Series B common stock will receive a distribution.

The financial statements for the periods ended June 30, 2000 have been prepared on a liquidation basis. No adjustment has been made to the prior period financial statements, which were prepared on a going concern basis, as was appropriate at the time that they were presented. The going concern basis contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Liquidation basis accounting requires management to estimate and record the value of all transactions anticipated up until the date of liquidation, including any adjustments relating to the recoverability and classification of assets and liabilities. The liquidation basis of accounting is only used when it is reasonably certain that a business will terminate.

These financial statements should be read in conjunction with the Company's audited financial statements as of and for the year ended December 31, 1999.

NOTE 2 - REAL ESTATE SALES

The Asset Sale to Value Enhancement closed on February 10, 2000. The Asset Sale included all real estate directly owned by the Company together with the interests of the Company in FSRT, L.P. The aggregate base purchase price for properties with a net book value of $110,317,000 was $131,500,000, reduced by $26,312,000 for existing debt, which was assumed by the Value Enhancement. A gain of $14,093,000 was recorded on the Asset Sale. The net proceeds of approximately $104,540,000 were paid to the Company in cash.

NOTE 3 - CASH AND CASH EQUIVALENTS

Cash and cash equivalents of $14,300,000 and $14,316,000 at June 30, 2000 and December 31, 1999, respectively, primarily consisted of mortgage-backed securities and U.S. Government Treasury Bills valued at amortized cost.
Cash equivalents are defined as investments with original maturities of 90 days or less.


NOTE 4 - RELATED PARTY AGREEMENTS

The property management agreement with a related party has been terminated as a result of the closing of the Asset Sale. Effective January 1, 2000, the Company amended its advisory agreement with the Advisor to replace the asset management fee with a fixed quarterly fee of $50,000 for the quarter ended March 31, 2000 and $35,000 per quarter thereafter. Estimated future quarterly advisory fees through December 31, 2000 of $70,000 have been accrued as of June 30, 2000. During the quarter ended June 30, 2000 the Company paid Supplemental fees of $168,000 to the Advisor in connection with certain liquidation costs. Of these supplemental fees, $160,000 was accrued as of December 31, 1999.

NOTE 5 - OTHER ASSETS

Included in Other assets as of June 30, 2000 is $2,630,000 that related to amounts deposited in escrow to secure certain limited representations and warranties made by the Company to Value Enhancement with respect to the Asset
Sale.   No claims have yet been made against these funds and although no assurance can be given, management expects the full amount to be released from escrow in November 2000.

NOTE 6 - LITIGATION

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

The Company and the defendants have entered into written settlement agreements with the representative plaintiffs and their counsel in both cases to settle the cases on a class-wide basis. The successful conclusion of each of these settlement efforts requires that the court certify a class for settlement purposes and approve the mailing of notice to the class, that the court determine that the settlement is fair, reasonable and adequate after a hearing at which class members may appear and be heard, and that certain other conditions are met. In the Hodge Lawsuit, the court certified a class for settlement purposes and approved the mailing of the notice, which was sent to class members. A fairness hearing was held on June 19, 2000. There were no objectors to the settlement, and no valid opt-outs. On June 19, 2000, the court approved the settlement of the Hodge lawsuit. That settlement has now been funded, and unless an appeal is filed, the settlement will become final on August 21, 2000, when the time for filing an appeal has run.

In the Vigneau Lawsuit the court certified two classes for settlement purposes, approved the mailing of the notice, which was sent to class members, and a fairness hearing was held on July 25, 2000. There were no objectors to the settlement, and no valid opt-outs. On July 25, 2000, the court approved the settlement of the Vigneau lawsuit. That settlement has now been funded, and unless an appeal is filed, the settlement will become final on or after September 25, 2000, when the time for filing an appeal has run. If consummated according to the agreements, future legal expenses and the costs of settlement of the Hodge Lawsuit and the Vigneau Lawsuit have been or will be funded by insurance coverage, contributions from certain other defendants, and contributions from the Company. No assurance can be given as to the outcome of the settlement efforts. If the settlement efforts are not successful, the Company will continue to pursue its vigorous defense of the litigation. Based on management's assessment of potential liability with respect to the shareholder litigation, the Company recorded a reserve related to the shareholder litigation of $2,100,000 in the year ended December 31, 1999, of which $2,050,000 was paid in the quarter ended June 30, 2000.

The plaintiffs in each lawsuit sought damages in an unspecified amount and certain equitable relief. The defendants in each lawsuit have denied any wrongdoing and vigorously defended the lawsuits.


NOTE 7 - DISTRIBUTIONS PAYABLE

Distributions payable at June 30, 2000 represented amounts accrued based on cumulative distributions declared to date on shares of the Company's Series A common stock that remain unconverted by stockholders of FREIF and Advantage with respect to the Company's merger with FRIEF and Advantage in May 1996.

NOTE 8 - LIQUIDATION ACCOUNTING ADJUSTMENTS

In accordance with the liquidation basis of accounting, certain adjustments were made to the financial statements upon adoption of the liquidation basis during first quarter of 2000. These adjustments represent management's estimate of the expenses that will be incurred up to the date of the expected liquidation of the Company. No assurance can be given that the final costs will be in accordance with these estimates. Included in Other assets as of June 30, 2000, is $553,000 relating to accrued interest income from the Company's Cash and cash equivalents and Mortgage-backed securities through December 2000. The following is a summary of the accruals included within Other liabilities relating to liquidation events outstanding as of June 30, 2000:

                               UTILIZED
                    BALANCE AT QUARTER   BALANCE AT
AMOUNTS IN           MARCH 31, END JUNE  JUNE 30,
THOUSANDS              2000    30, 2000    2000
Liquidation
adjustments
   Insurance             $ 991   $ (991)       $ -
   Legal                   650     (225)       425
   Related party           338     (260)        78
   Property related        101         -       101
   Accounting fees          53       (5)        48
   Other                    90      (22)        68
                    ===============================
Total liquidation
expense adjustments     $2,223  $(1,503)      $720
                    ===============================


NOTE 9 - MINORITY INTEREST IN FSRT, L.P.

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

As described in Note 2 to the financial statements, the Company sold its real estate properties on February 10, 2000, in accordance with a vote of
shareholders on January 25, 2000.   The Company is now expected to be
liquidated by the end of fiscal 2000. As a result, the Company has adopted liquidation basis accounting, which requires the accrual of all expected costs and revenues to the date of the liquidation.

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

RESULTS OF OPERATIONS

COMPARISON OF THE THREE- AND SIX-MONTH PERIODS ENDED JUNE 30, 2000 AND 1999

The financial statements for the periods ended June 30, 2000 were prepared using the liquidation basis of accounting which differs from the going concern basis of accounting used to prepare the financial statements for the periods ended June 30, 1999. See Note 1 to the accompanying financial statements. Accordingly, the Company did not earn revenues or incur expenses during the three months ended June 30, 2000, since all costs and expected revenues to liquidate the Company were estimated in the first quarter of 2000, and were reflected in the Company's results for the quarter ended March 31, 2000. See Note 8 to the accompanying financial statements.

Total revenue for the three- and six-month periods ended June 30, 2000 decreased $3,859,000 and $4,603,000, respectively, when compared to the same periods a year ago. Rental revenue in the period ended June 30, 2000 was earned in the period between January 1, 2000 and February 10, 2000, the date of the Asset Sale. Investment income in the six-month period ended June 30, 2000 represents anticipated revenues to the date of expected final liquidation in December 2000.

Total expenses for the three- and six-month periods ended June 30, 2000 decreased $3,120,000 and $3,052,000, respectively, when compared to the same periods a year ago. Property operating, Interest and Depreciation costs in the current year were incurred during the period January 1, 2000 to February 10, 2000. Related party and General and administrative expenses for the six-month period represent the amounts that the Company is expected to incur during the liquidation phase.

General and administrative expenses for the three-month and six-month periods ended June 30, 2000, decreased $361,000 and $564,000, respectively, when compared to the same periods a year ago. This decrease was primarily due to the sale of the Company's remaining properties, and anticipated liquidation, as discussed in Note 8 to the financial statements.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents were $14,300,000 at June 30, 2000 as compared to $14,316,000 at December 31, 1999. Substantially all of these funds were invested in mortgage-backed and U.S. Treasury securities with original maturities of 90 days or less.

During the six months ended June 30, 2000, the Company received net proceeds from the Asset Sale of $104,540,000 and paid distributions to stockholders of $100,187,000, including the initial distribution of approximately $98,654,000 or $7.11 per share of Series A common stock outstanding. It is expected that stockholders of record holding Series A common stock will also receive a final liquidating distribution before the end of the calendar year. This final distribution is subject to final court approval of settlements of pending litigation and expiration of the limited representations and warranties described in Risk Factors Relating to the Asset Sale and the Dissolution Plan, below. It is not expected that any interim or quarterly distribution will be declared or paid before the final liquidating distribution.


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

LITIGATION

The Company is currently involved in shareholder litigation as described in
Note 6 to the accompanying financial statements. The Company and the defendants have entered into written settlement agreements with the representative plaintiffs and their counsel in both cases to settle them on a class-wide basis. The successful conclusion of each of these settlement efforts requires the court certify a class for settlement purposes and approve the mailing of notice to the class; that the court determine that the settlement is fair, reasonable and adequate after a hearing at which class members may appear and be heard; and that certain other conditions are met. In the Hodge Lawsuit, the court certified a class for settlement purposes and approved the mailing of the notice, which was sent to class members. A fairness hearing was held on June 19, 2000. There were no objectors to the settlement, and no valid opt-outs. On June 19, 2000, the court approved the settlement of the Hodge lawsuit. That settlement has now been funded, and unless an appeal is filed, the settlement will become final on August 21, 2000, when the time for filing an appeal has run. In the Vigneau Lawsuit, the court certified two classes for settlement purposes, approved the mailing of the notice, which was sent to class members, and a fairness hearing was held on July 25, 2000. There were no objectors to the settlement, and no valid opt-outs. On July 25, 2000, the court approved the settlement of the Vigneau lawsuit. That settlement has now been funded, and unless an appeal is filed, the settlement will become final on September 25, 2000, when the time for filing an appeal has run. If consummated according to the agreements, future legal expenses and the costs of settlement of the Vigneau Lawsuit will be funded by insurance coverage, contributions from certain other defendants, and contributions from the Company. No assurance can be given as to the outcome of the settlement efforts. If the settlement efforts are not successful, the Company will continue to pursue its vigorous defense of the litigation. Based on management's assessment of potential liability with respect to the shareholder litigation, the Company recorded a reserve related to the shareholder litigation of $2,100,000 in the year ended December 31, 1999, of which $2,050,000 was paid in the quarter ended June 30, 2000. If the settlement efforts are not successful in the year ending December 31, 2000, costs of litigation and possible settlement could be substantially more than has been recorded in the financial statements as of June 30, 2000.

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

The Company and the defendants have entered into written settlement agreements with the representative plaintiffs and their counsel in both cases to settle the cases on a class-wide basis. The successful conclusion of each of these settlement efforts requires that the court certify a class for settlement purposes and approve the mailing of notice to the class, that the court determine that the settlement is fair, reasonable and adequate after a hearing at which class members may appear and be heard, and that certain other conditions are met. In the Hodge Lawsuit, the court certified a class for settlement purposes and approved the mailing of the notice, which was sent to class members. A fairness hearing was held on June 19, 2000. There were no objectors to the settlement, and no valid opt-outs. On June 19, 2000, the court approved the settlement of the Hodge lawsuit. That settlement has now been funded, and unless an appeal is filed, the settlement will become final on August 21, 2000, when the time for filing an appeal has run.

In the Vigneau Lawsuit the court certified two classes for settlement purposes, approved the mailing of the notice, which was sent to class members, and a fairness hearing was held on July 25, 2000. There were no objectors to the settlement, and no valid opt-outs. On July 25, 2000, the court approved the settlement of the Vigneau lawsuit. That settlement has now been funded, and unless an appeal is filed, the settlement will become final on September 25, 2000, when the time for filing an appeal has run. If consummated according to the agreements, future legal expenses and the costs of settlement of the Hodge Lawsuit and the Vigneau Lawsuit have been or will be funded by insurance coverage, contributions from certain other defendants, and contributions from the Company. No assurance can be given as to the outcome of the settlement efforts. If the settlement efforts are not successful, the Company will continue to pursue its vigorous defense of the litigation. Based on management's assessment of potential liability with respect to the shareholder litigation, the Company recorded a reserve related to the shareholder litigation of $2,100,000 in the year ended December 31, 1999, of which $2,050,000 was paid in the quarter ended June 30, 2000.

The plaintiffs in each lawsuit sought damages in an unspecified amount and certain equitable relief. The defendants in each lawsuit have denied any wrongdoing and vigorously defended the lawsuits.



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits:

   Exhibit
   NO.     LIST OF EXHIBITS                                             FOOTNOTE
   3.1  Amended and Restated Articles of Incorporation                       (1)
   3.2  Second Amended and Restated Bylaws of Franklin Select Realty Trust   (2)
  10.1  Amended and Restated Advisory Agreement                              (3)
  10.2  Property Management Agreement                                        (4)
  10.3  Agreement of Limited Partnership of FSRT, L.P. between
        the Company and                                                      (5)
        Northport Associates No. 18, a California limited liability company, dated as October 30, 1996.
  10.4  Contribution Agreement, dated as of October 30, 1996, between FSRT,
        L.P.,                                                                (5)
        the Company, Northport Associates No. 18, a California limited liability company,  and the members of Northport Associates No. 18.
  10.5  Exchange Rights Agreement, dated as of October 30, 1996, among the
        Company,                                                             (5)
        FSRT L.P., and Northport Associates No. 18, a California limited liability company.
  10.6 Registration Rights Agreement, dated as of October 30, 1996, among the Company and Northport Associates No. 18, a California limited
        liability company.                                                   (5)
  10.7  Secured line of credit loan agreement, dated December 10, 1996, by and
        between the Company and Bank of America.                             (6)
  10.8  Lease agreement dated July 9, 1999, by and between the Company and
        Sybron  Laboratory Products Corporation                              (7)
  10.9 Purchase Agreement dated as of October 12, 1999, by and among the Company, FSRT, L.P., the limited partners of FSRT L.P., and Value
        Enhancement Fund III, LLC.                                           (8)
  10.10 Purchase of Conversion Rights Agreement dated as of October 12, 1999
        between the Company and the limited partners of FSRT, L.P.           (8)
  10.11 Amended and Restated Advisory Agreement.                             (9)
  27.1* Financial data schedule
   *    Filed herewith.

    FOOTNOTES
  (1) Documents were filed in the Company's Form 10-Q for the quarter ended March 31, 1999 and are incorporated herein by reference.
  (2) Documents were filed in the Company's Form S-4 Registration Statement, dated November 13, 1995, (Registration No. 033-64131), and are incorporated herein by reference.
  (3) Documents were filed in the Company's Form 10-K for the year ended December 31, 1998, and are incorporated herein by reference.
  (4) Documents were filed in the Company's Form 10-K for the year ended December 31, 1994, and are incorporated herein by reference.
  (5) Documents were filed in the Company's Form 8-K, dated October 31, 1996, and are incorporated herein by reference.
  (6) Documents were filed in the Company's Form 10-K, for the year ended December 31, 1996, and are incorporated herein by reference.
  (7) Documents were filed in the Company's Form 10-Q for the quarter June 30, 1999 and are incorporated herein by reference.
  (8) Documents were filed in the Company's Form 8-K dated October 12, 1999, and are incorporated herein by reference.
  (9) Documents were filed in the Company's Form 10-Q for the quarter ended March 31, 2000 and are incorporated herein by reference.



(b)   Reports filed on Form 8-K
      During the quarter ended June 30, 2000, the Company did not file any reports on Form 8K.


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


                               Date:   AUGUST 11, 2000