Form 10-Q
period 2000-09-30
FRANKLIN SELECT REALTY TRUST
filed 2000-11-15
CIK 845613

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          SEPTEMBER 30,  2000
                               ----------------------------------------

OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from
                               ----------------------------------------

TO


Commission file number             1-12708
                       ------------------------------------------------


                          FRANKLIN SELECT REALTY TRUST
             (Exact name of registrant as specified in its charter)



         CALIFORNIA                             94-3095938
-----------------------------------------------------------------------
(State or other jurisdiction of     (I.R.S. Employer Identification No.)
incorporation or organization)

  P.O. BOX 7777, SAN MATEO, CALIFORNIA                94403-7777
-----------------------------------------------------------------------
(Address of principal executive offices)              (Zip Code)


Registrant's telephone number, including area code (650) 312-2000
                                                   --------------------

                                       N/A
--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes   X     No
                                                      ---        ---

Common Stock Shares Outstanding as of September 30, 2000, Series A:  13,875,368

Common Stock Shares Outstanding as of September 30, 2000, Series B:     745,584


                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                          FRANKLIN SELECT REALTY TRUST
              UNAUDITED BALANCE SHEET AS OF SEPTEMBER 30, 2000 AND
               CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 1999

                                                           SEPTEMBER  December
(In thousands, except per share amounts)                    30, 2000  31, 1999
-------------------------------------------------------------------------------
                                                         LIQUIDATION     Going
                                                               BASIS   concern
                                                                         basis
ASSETS

Real Estate
    Property held-for-sale, net of accumulated
depreciation of  $24,709 as of December 31, 1999               $   -  $110,520
Cash and cash equivalents                                     14,188    14,316
Mortgage-backed securities, available-for-sale                   260       286
Deferred rent receivable                                           -     1,692
Other assets                                                   3,025     4,232
                                                         ----------------------
          Total assets                                       $17,473  $131,046
                                                         ======================

LIABILITIES AND STOCKHOLDERS' EQUITY

Debt                                                                   $26,312
                                                               $   -
Reserve for litigation                                            50     2,100
Distributions payable                                              -     1,793
Other liabilities                                                572     2,477
                                                         ----------------------
          Total liabilities                                      622    32,682
                                                         ----------------------

Minority interest                                                  -     9,096
                                                         ----------------------

Commitments and contingencies (Notes 5-8)                          -         -

Stockholders' equity:
  Common stock, Series A, without par value; stated
   value $10 per share; 50,000 shares authorized;
    13,875 and 12,250 issued and outstanding at September    121,440   103,161
    30, 2000 and December 31, 1999, respectively

  Common stock, Series B, without par value; stated
   value $10 per share; 1,000 shares authorized; 746               -     6,294
    issued and outstanding

  Accumulated other comprehensive loss                          (33)      (33)

  Accumulated distributions in excess of net income        (104,556)  (20,154)
                                                         ----------------------
          Total stockholders' equity                          16,851    89,268
                                                         ----------------------
          Total liabilities and stockholders' equity        $ 17,473  $131,046
                                                         ======================

   The accompanying notes are an integral part of these financial statements.



                          FRANKLIN SELECT REALTY TRUST

                  STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
           FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
              FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30,1999
                                   (Unaudited)

                                                 THREE MONTHS ENDED       NINE MONTHS ENDED
                                          SEPTEMBER 30  September 30   SEPTEMBER 30  September 30
(In thousands, except per share amounts)         2000          1999           2000          1999
--------------------------------------------------------------------------------------------------
                                           LIQUIDATION        Going     LIQUIDATION        Going
                                                 BASIS      concern           BASIS      concern
                                                              Basis                        basis
REVENUE:
  Rent                                            $27        $3,702          $2,017      $11,183
  Interest, dividends and other                     -           214           1,388          715
                                              --------------------------------------------------
    Total revenue                                  27         3,916           3,405       11,898
                                              --------------------------------------------------

EXPENSES:
  Property operating                                -           978             427        2,694
  Interest                                          -           589             180        1,774
  Related party                                     -           313             238          933
  Depreciation and amortization                     -           953             338        2,828
  Loss on sale of mortgage-backed securities                   110               -          110
  General and administrative                        -           307           2,063        1,208
                                              --------------------------------------------------
    Total expenses                                  -         3,250           3,246        9,547
                                              --------------------------------------------------

Operating income before reserve for litigation,    27           666             159        2,351
gain on sales of property and minority interest

  Reserve for litigation                                     (750)               -        (750)
 Gain on sale of property                           -             -          14,093            -
                                              --------------------------------------------------
 Operating income (loss) before minority interest  27          (84)          14,252        1,601

  Minority interest                                 -           194               -          566
                                              --------------------------------------------------
NET INCOME (LOSS)                                 $27        $(278)         $14,252       $1,035
                                              ==================================================

Unrealized gain (loss) on mortgage-backed
 securities                                         7           (3)               -         (15)
                                              --------------------------------------------------
COMPREHENSIVE INCOME (LOSS)                       $34        $(281)         $14,252       $1,020
                                              ==================================================

Weighted average shares outstanding of
Series A common stock outstanding              13,875        12,250          13,638       12,250

Net income (loss) per share based on
weighted average shares outstanding             $0.00        $(.02)           $1.05         $.08
                                              ==================================================

Distributions per share, based on the actual
shares outstanding of Series A common stock
of 13,664 and 12,250 on the distribution
dates in the periods ended September 30,
2000 and 1999, respectively                      $  -          $.12           $7.22         $.36
                                              ==================================================

   The accompanying notes are an integral part of these financial statements.



                          FRANKLIN SELECT REALTY TRUST

                             STATEMENT OF CASH FLOWS
                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                   FOR THE NINE MONTHS ENDED SEPTEMBER 30,1999
                                   (Unaudited)

(In thousands)                                               2000      1999
-----------------------------------------------------------------------------
                                                       LIQUIDATION     Going
                                                             BASIS   concern
                                                                       basis
CASH FLOWS FROM OPERATING ACTIVITIES:

NET INCOME                                                 $14,252    $1,035
                                                           -----------------
Adjustments to reconcile net income to net cash (used in)
  provided by operating activities:
   Loss on sale of mortgage-backed securities                    -       110
   Depreciation and amortization                               338     2,920
   Gain on sale of property                               (14,093)         -
   Minority interest                                             -       566
   Increase in deferred rent receivable                          -      (31)
   Decrease (increase) in other assets                       1,092      (78)
   Litigation settlements                                  (2,050)       750
   (Decrease) increase in tenant deposits, accounts
    payable and other liabilities                          (1,113)       678
                                                           -----------------
                                                          (15,826)     4,915
                                                           -----------------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES        (1,574)     5,950
                                                           -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of real estate                       104,540         -
   Improvements to real estate                                (83)     (385)
   Cash in escrow                                          (2,633)         -
   Collection of notes receivable                                -     7,700
   Net sale of mortgage-backed securities                       25     7,285
   Leasing commissions paid and other                            -     (967)
                                                           --------  --------
NET CASH PROVIDED BY  INVESTING ACTIVITIES                 101,849    13,633
                                                           --------  --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of notes and bonds payable                          -     (304)
   Payment of loan costs                                         -      (47)
   Distributions paid to limited partners                    (216)     (566)
   Distributions paid to stockholders                    (100,187)   (4,284)
                                                           --------  --------
NET CASH USED IN FINANCING ACTIVITIES                    (100,403)   (5,201)
                                                           --------  --------

NET (DECREASE)  INCREASE IN CASH AND CASH EQUIVALENTS        (128)    14,382
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD              14,316     1,256
                                                           --------  --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                   $14,188   $15,638
                                                           ========  ========
SUPPLEMENTAL NON-CASH ACTIVITY

Debt assumed or paid off by Value Enhancement in connection with the Asset Sale described in Note 2
                                                           $26,312   $     -

   The accompanying notes are an integral part of these financial statements.



                          FRANKLIN SELECT REALTY TRUST
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                    Unaudited

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

The Company will continue to wind up its affairs pursuant to the plan of liquidation. It is expected that shareholders of record holding Series A common stock will also receive a final liquidating distribution before the end of 2000, subject to the successful liquidation of the Company within this time frame. See Risk Factors Relating to the Asset Sale and Dissolution Plan in Management's Discussion and Analysis of Financial Condition and Results of Operations below. It is not expected that the shareholders of record of the Series B common stock will receive a distribution.

The financial statements for the periods ended September 30, 2000 have been prepared on a liquidation basis. No adjustment has been made to the prior period financial statements, which were prepared on a going concern basis, as was appropriate at the time that they were presented. The going concern basis contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Liquidation basis accounting requires management to estimate and record the value of all transactions anticipated up until the date of liquidation, including any adjustments relating to the recoverability and classification of assets and liabilities. The liquidation basis of accounting is only used when it is reasonably certain that a business will terminate.

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


NOTE 3 - CASH AND CASH EQUIVALENTS

Cash and cash equivalents of $14,188,000 and $14,316,000 at September 30, 2000 and December 31, 1999, respectively, primarily consisted of U.S. Government Treasury Bills and mortgage-backed securities valued at amortized
cost.   Cash equivalents are defined as investments with original maturities of 90 days or less.


NOTE 4 - RELATED PARTY AGREEMENTS

The property management agreement with a related party has been terminated as a result of the closing of the Asset Sale. Effective January 1, 2000, the Company amended its advisory agreement with the Advisor to replace the asset management fee with a fixed quarterly fee of $50,000 for the quarter ended March 31, 2000 and $35,000 per quarter thereafter. Estimated future quarterly advisory fees through December 31, 2000 of $35,000 have been accrued as of September 30, 2000.

NOTE 5 - OTHER ASSETS

Included in Other assets as of September 30, 2000 is $2,708,000 that related to amounts deposited in escrow to secure certain limited representations and warranties made by the Company to Value Enhancement with respect to the Asset Sale. This amount was released from escrow on November 10, 2000.

NOTE 6 - LITIGATION-UPDATE

The Company was involved in shareholder litigation that it has previously reported: the "Hodge Lawsuit" and the "Vigneau Lawsuit. " In the Hodge Lawsuit, Herbert S. Hodge, Jr. on behalf of certain shareholders of Franklin Real Estate Income Fund (a predecessor of the Company, "FREIF"), filed a purported class action complaint on June 3, 1997 in the California Superior Court for San Mateo County against the Company, certain of its then current and former directors, Franklin Properties, Inc. (the "Advisor"), Franklin Resources, Inc. ("Franklin Resources") and Bear Stearns Co., Inc. The complaint alleged, among other things, that the defendants breached their fiduciary duties to the plaintiffs in connection with the merger of FREIF into the Company in May 1996.

In the Vigneau Lawsuit, the Company was defending the former directors of Franklin Advantage Real Estate Income Fund (a predecessor of the Company, "Advantage"), who include the current directors of the Company, against a purported class action. This action on behalf of certain shareholders of Advantage was filed on December 2, 1996 in the California Superior Court for San Mateo County. Other defendants currently include the Advisor and Franklin Resources, Inc. The complaint alleged, among other things, that the defendants breached their fiduciary duties to the plaintiffs and other minority shareholders in connection with the purchase of an interest in Advantage by Franklin Resources in August 1994 and in connection with the merger of Advantage into the Company in May 1996.

The Company and the defendants entered into written settlement agreements with the representative plaintiffs and their counsel in both cases to settle the cases on a class-wide basis. Both settlements are now final.

NOTE 7 - DISTRIBUTIONS PAYABLE

Distributions payable at September 30, 2000 represented amounts accrued based on cumulative distributions declared to date on shares of the Company's Series A common stock that remain unconverted by stockholders of FREIF and Advantage with respect to the Company's merger with FRIEF and Advantage in May 1996.

NOTE 8 - LIQUIDATION ACCOUNTING ADJUSTMENTS

In accordance with the liquidation basis of accounting, certain adjustments were made to the financial statements upon adoption of the liquidation basis during first quarter of 2000. These adjustments represent management's estimate of the expenses that will be incurred up to the date of the expected liquidation of the Company. No assurance can be given that the final costs will be in accordance with these estimates. Included in Other assets as of September 30, 2000, is $266,000 relating to accrued interest income from the Company's Cash and cash equivalents and Mortgage-backed securities through December 2000. The following is a summary of the accruals included within Other liabilities relating to liquidation events outstanding as of September 30, 2000:

                                         UTILIZED
                          BALANCE AT    QUARTER END    BALANCE AT
AMOUNTS IN THOUSANDS    JUNE 30, 2000   SEPTEMBER 30, SEPTEMBER 30,
                                          2000           2000
Liquidation
adjustments
   Legal                                    $(27)         $398
                              $425
   Related party                78           (39)           39
   Property related            101           (57)           44
   Accounting fees              48            (3)           45
   Other                        68           (22)           46
                        ----------------------------------------
Total liquidation
expense adjustments           $720         $(148)         $572
                        ========================================


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

RESULTS OF OPERATIONS

COMPARISON OF THE THREE- AND  NINE-MONTH  PERIODS ENDED  SEPTEMBER 30, 2000 AND
1999

The financial statements for the periods ended September 30, 2000 were prepared using the liquidation basis of accounting which differs from the going concern basis of accounting used to prepare the financial statements for the periods ended September 30, 1999. See Note 1 to the accompanying financial statements. Accordingly, the Company did not earn revenues or incur expenses during the three months ended September 30, 2000, since all costs and expected revenues to liquidate the Company were estimated in the first quarter of 2000, and were reflected in the Company's results for the quarter ended March 31, 2000. See Note 8 to the accompanying financial statements.

Total revenue for the three- and nine-month periods ended September 30, 2000 decreased $3,889,000 and $8,493,000, respectively, when compared to the same periods a year ago. Rental revenue in the periods ended September 30, 2000 was substantially earned in the period between January 1, 2000 and February 10, 2000, the date of the Asset Sale. In the three-month period ended September 30, 2000 rental revenues of $27,000 were received and recorded in respect of a former tenant of one of the buildings sold in the Asset Sale. No rental revenues were accrued as part of the liquidation adjustments and therefore revenues were recorded in the current period. Investment income in the nine-month period ended September 30, 2000 represents earned and anticipated  revenues to the date of  expected  final  liquidation  in December
2000.

Total expenses for the three- and nine-month periods ended September 30, 2000 decreased $3,250,000 and $6,301,000, respectively, when compared to the same periods a year ago. Property operating, Interest and Depreciation costs in the current year were incurred during the period January 1, 2000 to February 10, 2000. Related party and General and administrative expenses for the nine-month period represent the amounts that the Company is expected to incur during the liquidation phase.

General and administrative expenses for the three-month and nine-month periods ended September 30, 2000, decreased $307,000 and increased $855,000, respectively, when compared to the same periods a year ago. This decrease was primarily due to the sale of the Company's remaining properties, and anticipated liquidation, as discussed in Note 8 to the financial statements.


LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents were $14,188,000 at September 30, 2000 as compared to $14,316,000 at December 31, 1999. Substantially all of these funds were invested in U.S. Treasury securities and mortgage-backed with original maturities of 90 days or less.

During the nine months ended September 30, 2000, the Company received net proceeds from the Asset Sale of $104,540,000 and paid distributions to stockholders of $100,187,000, including the initial distribution of approximately $98,654,000 or $7.11 per share of Series A common stock outstanding. It is expected that stockholders of record holding Series A common stock will also receive a final liquidating distribution before the end of the calendar year. This final distribution is subject to expiration of the limited representations and warranties described in Risk Factors below. It is not expected that any interim or quarterly distribution will be declared or paid before the final liquidating distribution.


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

LITIGATION

The Company was involved in shareholder litigation as described in Note 6 to the accompanying financial statements. The settlements in both the Hodge and Vigneau Lawsuits are now final.


                          FRANKLIN SELECT REALTY TRUST

                           PART II - OTHER INFORMATION

ITEM1. LEGAL PROCEEDINGS

The Company was involved in shareholder litigation that it has previously reported: the "Hodge Lawsuit" and the "Vigneau Lawsuit. " In the Hodge Lawsuit, Herbert S. Hodge, Jr. on behalf of certain shareholders of Franklin Real Estate Income Fund (a predecessor of the Company, "FREIF"), filed a purported class action complaint on June 3, 1997 in the California Superior Court for San Mateo County against the Company, certain of its then current and former directors, Franklin Properties, Inc. (the "Advisor"), Franklin Resources, Inc. ("Franklin Resources") and Bear Stearns Co., Inc. The complaint alleged, among other things, that the defendants breached their fiduciary duties to the plaintiffs in connection with the merger of FREIF into the Company in May 1996.

In the Vigneau Lawsuit, the Company was defending the former directors of Franklin Advantage Real Estate Income Fund (a predecessor of the Company, "Advantage"), who include the current directors of the Company, against a purported class action. This action on behalf of certain shareholders of Advantage was filed on December 2, 1996 in the California Superior Court for San Mateo County. Other defendants currently include the Advisor and Franklin Resources, Inc. The complaint alleged, among other things, that the defendants breached their fiduciary duties to the plaintiffs and other minority shareholders in connection with the purchase of an interest in Advantage by Franklin Resources in August 1994 and in connection with the merger of Advantage into the Company in May 1996.

The Company and the defendants entered into written settlement agreements with the representative plaintiffs and their counsel in both cases to settle the cases on a class-wide basis. Both settlements are now final.


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
    27.1*  Financial data schedule
     *     Filed herewith.


     FOOTNOTES
     ---------
    (1)    Documents were filed in the Company's Form 10-Q for the quarter ended March 31, 1999 and are incorporated herein by reference.
    (2)    Documents were filed in the Company's Form S-4 Registration Statement, dated November 13,
           1995, (Registration No. 033-64131), and are incorporated herein by reference.
    (3)    Documents were filed in the Company's Form 10-K for the year ended December 31, 1998, and are incorporated herein by reference.
    (4)    Documents were filed in the Company's Form 10-K for the year ended December 31,
           1994, and are incorporated herein by reference.
    (5)    Documents were filed in the Company's Form 8-K, dated October 31, 1996, and are incorporated herein by reference.
    (6)    Documents were filed in the Company's Form 10-K, for the year ended December 31, 1996, and are incorporated herein by reference.
    (7)    Documents were filed in the Company's Form 10-Q for the quarter June 30, 1999 and are incorporated herein by reference.
    (8)    Documents were filed in the Company's Form 8-K dated October 12, 1999, and are incorporated herein by reference.
    (9)    Documents were filed in the Company's Form 10-Q for the quarter ended March 31, 2000 and are incorporated herein by reference.

(b) Reports filed on Form 8-K
    During the quarter ended September 30, 2000, the Company did not file any reports on Form 8K.



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




                               FRANKLIN SELECT REALTY TRUST


                               By:  /S/ DAVID P. GOSS
                                    -----------------------
                                    David P. Goss
                                    Chief Executive Officer


                               Date:  NOVEMBER 14, 2000
                                     ----------------------